Form 10-Q
period 2025-06-30
BANC OF CALIFORNIA, INC.
filed 2025-08-08
CIK 1169770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ______
Commission File Number 001-35522
BANC OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3639825
(State of Incorporation)	(I.R.S. Employer Identification No.)
11611 San Vicente Boulevard, Suite 500
Los Angeles, CA 90049
(Address of Principal Executive Offices, Including Zip Code)
(855) 361-2262
(Registrant's Telephone Number, Including Area Code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No  ☑
As of July 31, 2025, there were 147,301,051 shares of the registrant's voting common stock outstanding, excluding 83,781 shares of unvested restricted stock, and there were 477,321 shares of the registrant's class B non-voting common stock outstanding.

BANC OF CALIFORNIA, INC.
JUNE 30, 2025 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Quarterly Report on Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACL	Allowance for Credit Losses	FRBSF	Federal Reserve Bank of San Francisco
AFS	Available-for-Sale	HFS	Held for Sale
AFX	American Financial Exchange	HLBV	Hypothetical Liquidation at Book Value
ALLL	Allowance for Loan and Lease Losses	HOA	Homeowners Association
ALM	Asset Liability Management	HTM	Held-to-Maturity
ASC	Accounting Standards Codification	ICS	IntraFi Cash Service
ASU	Accounting Standards Update	IRR	Interest Rate Risk
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	LIHTC	Low Income Housing Tax Credit
BOLI	Bank Owned Life Insurance	LOCOM	Lower of Cost or Market
CDI	Core Deposit Intangible Assets	MBS	Mortgage-Backed Securities
CECL	Current Expected Credit Loss	NAV	Net Asset Value
CET1	Common Equity Tier 1	NII	Net Interest Income
Civic	Civic Financial Services, LLC (a company acquired on February 1, 2021)	NVCE	Non-Voting Common Stock Equivalents
CMBS	Commercial Mortgage-Backed Securities	OREO	Other Real Estate Owned
CMOs	Collateralized Mortgage Obligations	PCD	Purchased Credit Deteriorated
CODM	Chief Operating Decision Maker	PSUs	Performance Stock Units
COVID-19	Coronavirus Disease	ROU	Right-of-use
CRA	Community Reinvestment Act	RSUs	Restricted Stock Units
CRI	Customer Relationship Intangible Assets	S&P	Standard & Poor's
DFPI	California Department of Financial Protection and Innovation	SBA	Small Business Administration
DTAs	Deferred Tax Assets	SBIC	Small Business Investment Company
ECR	Earnings Credit Rate	SEC	Securities and Exchange Commission
EVE	Economic Value of Equity	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation	TRSAs	Time-Based Restricted Stock Awards
FHLB	Federal Home Loan Bank of San Francisco	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FRB	Board of Governors of the Federal Reserve System

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
	(Dollars in thousands,
	except par value amounts)
ASSETS:
Cash and due from banks	$222,210	$192,006
Interest-earning deposits in financial institutions	2,131,342	2,310,206
Total cash, cash equivalents, and restricted cash	2,353,552	2,502,212
Securities available-for-sale, at fair value, net of allowance for credit losses (amortized cost of
$2,480,037 and $2,526,644, respectively)(ACL of $775 and $0, respectively)	2,246,174	2,246,839
Securities held-to-maturity, at amortized cost, net of allowance for credit losses (fair value of
$2,195,476 and $2,156,694, respectively)(ACL of $695 and $1,500, respectively)	2,316,725	2,306,149
FRB and FHLB stock, at cost	162,243	147,773
Total investment securities	4,725,142	4,700,761
Loans held for sale	465,571	26,331
Loans and leases held for investment	24,245,893	23,781,663
Allowance for loan and lease losses	(229,344)	(239,360)
Total loans and leases held for investment, net	24,016,549	23,542,303
Equipment leased to others under operating leases	288,692	307,188
Premises and equipment, net	138,032	142,546
Bank owned life insurance	346,142	339,517
Goodwill	214,521	214,521
Intangible assets, net	118,930	132,944
Deferred tax asset, net	691,535	720,587
Other assets	891,787	913,954
Total assets	$34,250,453	$33,542,864
LIABILITIES:
Noninterest-bearing deposits	$7,441,116	$7,719,913
Interest-bearing deposits	20,087,317	19,471,996
Total deposits	27,528,433	27,191,909
Borrowings (including $117,180 and $118,838 at fair value, respectively)	1,917,180	1,391,814
Subordinated debt	949,213	941,923
Accrued interest payable and other liabilities	428,784	517,269
Total liabilities	30,823,610	30,042,915
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock	498,516	498,516
Common stock ($0.01 par value, 147,379,216 shares issued and 147,295,435 outstanding at
June 30, 2025; 158,557,735 shares issued and 158,346,529 outstanding at December 31
2024)	1,474	1,586
Class B non-voting common stock ($0.01 par value, 477,321 shares issued at June 30, 2025
and 477,321 shares issued at December 31, 2024)	5	5
Non-voting common stock equivalents ($0.01 par value, 9,790,600 shares issued at
June 30, 2025 and 9,790,600 shares issued at December 31, 2024)	98	98
Additional paid-in capital	3,609,109	3,785,725
Retained deficit	(369,142)	(431,201)
Accumulated other comprehensive loss, net	(313,217)	(354,780)
Total stockholders' equity	3,426,843	3,499,949
Total liabilities and stockholders' equity	$34,250,453	$33,542,864
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2025	2025	2024	2025	2024
	(Unaudited)
	(In thousands, except per share amounts)
Interest income:
Loans and leases	$362,303	$346,103	$388,853	$708,406	$774,318
Investment securities	37,616	37,862	33,836	75,478	68,139
Deposits in financial institutions	20,590	22,690	39,900	43,280	98,836
Total interest income	420,509	406,655	462,589	827,164	941,293
Interest expense:
Deposits	144,940	140,530	186,106	285,470	380,913
Borrowings	20,021	18,421	30,311	38,442	68,435
Subordinated debt	15,332	15,340	16,684	30,672	33,355
Total interest expense	180,293	174,291	233,101	354,584	482,703
Net interest income	240,216	232,364	229,488	472,580	458,590
Provision for credit losses	39,100	9,300	11,000	48,400	21,000
Net interest income after provision for
credit losses	201,116	223,064	218,488	424,180	437,590
Noninterest income:
Leased equipment income	10,231	10,784	11,487	21,015	23,203
Commissions and fees	9,641	9,958	8,629	19,599	16,771
Service charges on deposit accounts	4,456	4,543	4,540	8,999	9,245
Gain on sale of loans and leases	30	211	1,135	241	687
Dividends and (losses) gains on equity
investments	(114)	2,323	1,166	2,209	4,234
Warrant income (loss)	1,227	(295)	(324)	932	(146)
LOCOM HFS adjustment	(9)	—	(38)	(9)	292
Other income	7,171	6,126	3,197	13,297	9,322
Total noninterest income	32,633	33,650	29,792	66,283	63,608
Noninterest expense:
Compensation	88,362	86,417	85,914	174,779	178,150
Customer related expense	26,577	27,751	32,405	54,328	63,324
Occupancy	15,473	15,010	17,455	30,483	35,423
Information technology and data
processing	13,073	15,099	15,459	28,172	30,877
Insurance and assessments	9,403	7,283	26,431	16,686	46,892
Intangible asset amortization	7,159	7,160	8,484	14,319	16,888
Leased equipment depreciation	6,700	6,741	7,511	13,441	15,031
Other professional services	6,406	4,513	5,183	10,919	10,258
Loan expense	4,050	2,930	4,332	6,980	8,823
Acquisition, integration and
reorganization costs	—	—	(12,650)	—	(12,650)
Other expense	8,666	10,749	13,119	19,415	21,145
Total noninterest expense	185,869	183,653	203,643	369,522	414,161
Earnings before income taxes	47,880	73,061	44,637	120,941	87,037
Income tax expense	19,495	19,493	14,304	38,988	25,852
Net earnings	28,385	53,568	30,333	81,953	61,185
Preferred stock dividends	9,947	9,947	9,947	19,894	19,894
Net earnings available to common
and equivalent stockholders	$18,438	$43,621	$20,386	$62,059	$41,291
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2025	2025	2024	2025	2024
	(Unaudited)
	(In thousands, except per share amounts)
Earnings per share:
Basic	$0.12	$0.26	$0.12	$0.38	$0.25
Diluted	$0.12	$0.26	$0.12	$0.38	$0.25

See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2025	2025	2024	2025	2024
	(Unaudited)
	(In thousands)
Net earnings	$28,385	$53,568	$30,333	$81,953	$61,185
Other comprehensive income, net of tax:
Unrealized net holding gains (losses) on securities
available-for-sale arising during the period	8,247	38,470	729	46,717	(17,479)
Income tax (expense) benefit related to unrealized net
holding gains (losses) arising during the period	(2,351)	(10,952)	(207)	(13,303)	4,960
Unrealized net holding gains (losses) on securities
available-for-sale, net of tax	5,896	27,518	522	33,414	(12,519)
Amortization of unrealized net loss on securities
transferred from available-for-sale to held-to-maturity	8,344	8,342	8,106	16,686	16,216
Income tax expense related to amortization of unrealized
net loss on securities transferred from
available-for-sale to held-to-maturity	(2,353)	(2,378)	(2,300)	(4,731)	(4,602)
Amortization of unrealized net loss on securities
transferred from available-for-sale
to held-to-maturity, net of tax	5,991	5,964	5,806	11,955	11,614
Change in fair value of credit-linked notes	(517)	146	636	(371)	(615)
Income tax benefit (expense) related to change in fair
value of credit-linked notes	180	(42)	(149)	138	206
Change in fair value of credit-linked notes,
net of tax	(337)	104	487	(233)	(409)
Unrealized (loss) gain on cash flow hedges arising
during the period	(1,952)	(2,973)	1,283	(4,925)	6,708
Income tax benefit (expense) related to unrealized gain
on cash flow hedges arising during the period	505	847	(321)	1,352	(1,939)
Unrealized (loss) gain on cash flow hedges,
net of tax	(1,447)	(2,126)	962	(3,573)	4,769
Other comprehensive income, net of tax	10,103	31,460	7,777	41,563	3,455
Comprehensive income	$38,488	$85,028	$38,110	$123,516	$64,640

See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Six Months Ended June 30, 2025
				Non-
		Common Stock		Voting			Accumulated
			Class B	Common	Additional		Other
	Preferred		Non-	Stock	Paid-in	Retained	Comprehensive
	Stock	Voting	Voting	Equivalents	Capital	Deficit	Loss, Net	Total
	(Unaudited)
	(In thousands, except per share amount)
Balance, December 31, 2024	$498,516	$1,586	$5	$98	$3,785,725	$(431,201)	$(354,780)	$3,499,949
Net earnings	—	—	—	—	—	53,568	—	53,568
Other comprehensive income,
net of tax	—	—	—	—	—	—	31,460	31,460
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	2	—	—	5,493	—	—	5,495
Restricted stock surrendered	—	—	—	—	(2,699)	—	—	(2,699)
Shares purchased under
Dividend Reinvestment Plan	—	—	—	—	72	—	—	72
Shares repurchased under
Stock Repurchase Program
including excise tax	—	(27)	—	—	(38,904)	—	—	(38,931)
Cash dividends paid:
Preferred stock, $0.4845/share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.10/share	—	—	—	—	(17,311)	—	—	(17,311)
Balance, March 31, 2025	$498,516	$1,561	$5	$98	$3,732,376	$(387,580)	$(323,320)	$3,521,656
Net earnings	—	—			—	28,385	—	28,385
Other comprehensive income,
net of tax	—	—	—	—	—	—	10,103	10,103
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	1	—	—	6,436	—	—	6,437
Restricted stock surrendered	—	—	—	—	(688)	—	—	(688)
Shares purchased under
Dividend Reinvestment Plan	—	—	—	—	72	—	—	72
Shares repurchased under
Stock Repurchase Program
including excise tax	—	(88)	—	—	(112,826)	—	—	(112,914)
Cash dividends paid:
Preferred stock, $0.4845/share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.10/share	—	—	—	—	(16,261)	—	—	(16,261)
Balance, June 30, 2025	$498,516	$1,474	$5	$98	$3,609,109	$(369,142)	$(313,217)	$3,426,843
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Six Months Ended June 30, 2025
				Non-Voting
		Common Stock		Common
	Preferred		Class B	Stock
	Stock	Voting	Non-Voting	Equivalents
	(Unaudited)
	(In ones)
Number of shares, December 31, 2024	513,250	158,557,735	477,321	9,790,600
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	440,587	—	—
Restricted stock surrendered	—	(183,480)	—	—
Shares purchased under Dividend Reinvestment Plan	—	5,146	—	—
Shares repurchased under Stock Repurchase Program	—	(2,684,823)	—	—
Number of shares, March 31, 2025	513,250	156,135,165	477,321	9,790,600
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	98,629	—	—
Restricted stock surrendered	—	(50,075)	—	—
Shares purchased under Dividend Reinvestment Plan	—	5,311	—	—
Shares repurchased under Stock Repurchase Program	—	(8,809,814)	—	—
Number of shares, June 30, 2025	513,250	147,379,216	477,321	9,790,600
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Six Months Ended June 30, 2024
				Non-
		Common Stock		Voting			Accumulated
			Class B	Common	Additional		Other
	Preferred		Non-	Stock	Paid-in	Retained	Comprehensive
	Stock	Voting	Voting	Equivalents	Capital	Deficit	Loss, Net	Total
	(Unaudited)
	(In thousands, except per share amount)
Balance, December 31, 2023	$498,516	$1,577	$5	$108	$3,840,974	$(518,301)	$(432,114)	$3,390,765
Net earnings	—	—	—	—	—	30,852	—	30,852
Other comprehensive loss,
net of tax	—	—	—	—	—	—	(4,322)	(4,322)
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	(1)	—	—	4,657	—	—	4,656
Conversion of non-voting
common stock equivalents
to voting common stock	—	7	—	(7)	—	—	—	—
Restricted stock surrendered	—	—	—	—	(1,238)	—	—	(1,238)
Shares repurchased under
Dividend Reinvestment Plan	—	—	—	—	70	—	—	70
Cash dividends paid:
Preferred stock, $0.4845/share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.10/share	—	—	—	—	(16,686)	—	—	(16,686)
Balance, March 31, 2024	$498,516	$1,583	$5	$101	$3,827,777	$(497,396)	$(436,436)	$3,394,150
Net earnings	—	—	—	—	—	30,333	—	30,333
Other comprehensive income,
net of tax	—	—	—	—	—	—	7,777	7,777
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	—	—	—	3,912	—	—	3,912
Restricted stock surrendered	—	—	—	—	(1,154)	—	—	(1,154)
Shares repurchased under
Dividend Reinvestment Plan	—	—	—	—	78	—	—	78
Cash dividends paid:
Preferred stock, $0.4845/share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.10/share	—	—	—	—	(17,301)	—	—	(17,301)
Balance, June 30, 2024	$498,516	$1,583	$5	$101	$3,813,312	$(477,010)	$(428,659)	$3,407,848
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
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2025	2024
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$81,953	$61,185
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	25,369	27,687
Amortization of net premiums on investment securities	10,034	12,496
Accretion of net purchased loan discounts and deferred loan fees	(42,852)	(63,017)
Amortization of intangible assets	14,319	16,888
Amortization of operating lease ROU assets	11,750	17,842
Provision for credit losses	48,400	21,000
Gain on sale of foreclosed assets	(115)	(568)
Provision for losses on foreclosed assets	633	813
Gain on sale of loans and leases	(241)	(687)
Gain on sale of premises and equipment	—	81
Gain on BOLI death benefit	—	(52)
Unrealized loss on derivatives, foreign currencies, and credit-linked notes, net	271	3,169
LOCOM HFS adjustment	9	(292)
Earned stock compensation	11,932	8,568
Decrease in other assets	28,605	82,733
Decrease in accrued interest payable and other liabilities	(112,231)	(237,139)
Net cash provided by (used in) operating activities	77,836	(49,293)

Cash flows from investing activities:
Net increase in loans and leases	(949,050)	(101,402)
Proceeds from sales of loans and leases	32,421	530,292
Proceeds from maturities and paydowns of securities available-for-sale	209,739	84,629
Purchases of securities available-for-sale	(166,865)	(5,558)
Proceeds from maturities and paydowns of securities held-to-maturity	614	586
Purchases of FHLB and FRB stock	(16,256)	(7,816)
Redemptions of FHLB and FRB stock	1,786	1,782
Proceeds from sales of foreclosed assets	7,068	8,622
Purchases of premises and equipment	(2,794)	(6,639)
Proceeds from sales of premises and equipment	—	2
Proceeds from BOLI death benefit	—	1,519
Net decrease (increase) in equipment leased to others under operating leases	5,055	(6,674)
Net cash (used in) provided by investing activities	(878,282)	499,343

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(278,797)	50,753
Net increase (decrease) in interest-bearing deposits	615,321	(1,648,072)
Repayments of borrowings	(176,184)	(2,075,372)
Proceeds from borrowings	700,000	600,000
Common shares repurchased under Stock Repurchase Program	(151,845)	—
Common shares purchased under Dividend Reinvestment Plan	144	148
Restricted stock surrendered	(3,387)	(2,392)
Preferred stock dividends paid	(19,894)	(19,894)
Common stock dividends paid	(33,572)	(33,987)
Net cash provided by (used in) by financing activities	651,786	(3,128,816)

Net decrease in cash, cash equivalents, and restricted cash	(148,660)	(2,678,766)
Cash, cash equivalents, and restricted cash, beginning of period	2,502,212	5,377,576
Cash, cash equivalents, and restricted cash, end of period	$2,353,552	$2,698,810
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2025	2024
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$373,260	$607,769
Cash received for income taxes	(8,164)	(7,175)
Loans transferred to foreclosed assets	5,673	14,776
Transfers from loans held for investment to loans held for sale	441,248	1,915,180
Transfers to loans held for investment from loans held for sale	—	1,179
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

In May 2025, the FASB issued ASU 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity." The new standard amends the guidance for identifying the accounting acquirer of a variable-interest entity ("VIE") in ASC 805, Business Combinations. Prior to the amendments, the guidance in ASC 805 stipulated that the primary beneficiary of a VIE acquired in a business combination would always be the accounting acquirer. The amendments revise this guidance to require entities to consider the factors in ASC 805-10-55-12 through 55-15 when determining the accounting acquirer in a business combinations that meets both of the following conditions: (1) the transaction is effected primarily by exchanging equity interests; and (2) the legal acquiree is a VIE that meets the definition of a business. This guidance is effective for fiscal years beginning after December 15, 2026 with early adoption permitted. The amendments are required to be applied prospectively to any acquisition transaction that occurs after the initial application date. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.
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
Use of Estimates
The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses (the combination of the ALLL and the reserve for unfunded loan commitments), the carrying value of goodwill and other intangible assets, and the realization of deferred tax assets. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.
NOTE 2. RESTRICTED CASH
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. There were no average reserves required to be held at the FRBSF for the six months ended June 30, 2025 and 2024. The following restricted cash balances are included in "Interest-earning deposits in financial institutions" on the condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, we pledged cash collateral for our derivative contracts of $11.6 million and $5.3 million. In connection with the issuance of the credit-linked notes on September 29, 2022, we established a correspondent bank account at a third party financial institution as the collateral account for the credit-linked notes. The repayment of principal on the credit-linked notes is secured by this collateral account, which had a balance of $117.4 million at June 30, 2025 and $119.6 million at December 31, 2024. Starting in the second quarter of 2023, we began to pledge cash to secure the standby letters of credit that we have issued on behalf of our customers. As of June 30, 2025 and December 31, 2024, the balance of such restricted cash totaled $39.7 million and $59.3 million.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3. INVESTMENT SECURITIES
Securities Available-for-Sale
The following tables present amortized cost, gross unrealized gains and losses, and fair values of AFS securities as of the dates indicated:

	June 30, 2025
		Allowance		Gross	Gross
	Amortized	for Credit	Net Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$1,013,078	$—	$1,013,078	$—	$(163,213)	$849,865
Agency commercial MBS	62,140	—	62,140	35	(1,303)	60,872
Agency residential CMOs	552,274	—	552,274	3,400	(17,605)	538,069
Municipal securities	602	—	602	—	—	602
Corporate debt securities	286,560	(775)	285,785	373	(23,020)	263,138
Private label residential CMOs	307,335	—	307,335	121	(31,000)	276,456
Collateralized loan obligations	227,910	—	227,910	520	(183)	228,247
Private label commercial MBS	11,569	—	11,569	—	(945)	10,624
Asset-backed securities	14,446	—	14,446	—	(44)	14,402
SBA securities	4,123	—	4,123	—	(224)	3,899
Total (1)	$2,480,037	$(775)	$2,479,262	$4,449	$(237,537)	$2,246,174
_________________________
(1)    Excludes accrued interest receivable of $11.1 million at June 30, 2025 which is recorded in "Other assets" on the condensed consolidated balance sheets.

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
As of June 30, 2025, AFS securities with a fair value of $3.9 million were pledged as collateral solely for public deposits.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Realized Gains and Losses on Securities Available-for-Sale
The were no sales of AFS securities for the three months and six months ended June 30, 2025 and 2024.
Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of AFS securities that were in unrealized loss positions as of the dates indicated:

	June 30, 2025
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$—	$—	$849,865	$(163,213)	$849,865	$(163,213)
Agency commercial MBS	31,214	(51)	10,863	(1,252)	42,077	(1,303)
Agency residential CMOs	8,568	(9)	102,714	(17,596)	111,282	(17,605)
Corporate debt securities	3,736	(14)	243,805	(23,006)	247,541	(23,020)
Private label residential CMOs	77,300	(92)	127,704	(30,908)	205,004	(31,000)
Collateralized loan obligations	38,590	(183)	—	—	38,590	(183)
Private label commercial MBS	—	—	10,624	(945)	10,624	(945)
Asset-backed securities	—	—	14,402	(44)	14,402	(44)
SBA securities	—	—	3,899	(224)	3,899	(224)
Total	$159,408	$(349)	$1,363,876	$(237,188)	$1,523,284	$(237,537)

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$—	$—	$861,840	$(189,761)	$861,840	$(189,761)
Agency commercial MBS	40,291	(87)	11,273	(959)	51,564	(1,046)
Agency residential CMOs	273,347	(1,994)	104,757	(18,917)	378,104	(20,911)
Municipal securities	—	—	594	(8)	594	(8)
Corporate debt securities	15,968	(32)	241,744	(31,354)	257,712	(31,386)
Private label residential CMOs	180,915	(1,031)	129,178	(34,681)	310,093	(35,712)
Collateralized loan obligations	38,771	(29)	—	—	38,771	(29)
Private label commercial MBS	—	—	12,372	(1,213)	12,372	(1,213)
Asset-backed securities	15,600	(74)	—	—	15,600	(74)
SBA securities	—	—	4,200	(364)	4,200	(364)
Total	$564,892	$(3,247)	$1,365,958	$(277,257)	$1,930,850	$(280,504)

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The securities that were in an unrealized loss position at June 30, 2025, were considered impaired and required further review to determine if the unrealized losses were credit-related. As of June 30, 2025, the Company had recorded an allowance for credit losses on securities available-for-sale of $0.8 million on one corporate debt security. Except for the one corporate debt security noted, we concluded the unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. We also considered the seniority of the tranches and U.S. government agency guarantees, if any, to assess whether an unrealized loss was credit-related. Further, we do not currently intend to sell any of the securities in an unrealized loss position and it is not more likely than not the Company will be required to sell these securities before their anticipated recovery. As such, we recognized the unrealized losses in "Accumulated other comprehensive loss, net" of "Stockholders' equity" on the condensed consolidated balance sheets.
Contractual Maturities of Securities Available-for-Sale
The following tables present the contractual maturities of our AFS securities portfolio based on amortized cost and fair value as of the dates indicated:

	June 30, 2025
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Agency residential MBS	$—	$—	$—	$1,013,078	$1,013,078
Agency commercial MBS	—	40,031	9,994	12,115	62,140
Agency residential CMOs	—	—	14,353	537,921	552,274
Municipal securities	—	602	—	—	602
Corporate debt securities	—	15,753	270,807	—	286,560
Private label residential CMOs	—	—	—	307,335	307,335
Collateralized loan obligations	—	9,936	111,413	106,561	227,910
Private label commercial MBS	—	—	514	11,055	11,569
Asset-backed securities	—	—	—	14,446	14,446
SBA securities	—	—	4,123	—	4,123
Total	$—	$66,322	$411,204	$2,002,511	$2,480,037

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2025
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Fair Value:
Agency residential MBS	$—	$—	$—	$849,865	$849,865
Agency commercial MBS	—	40,051	9,958	10,863	60,872
Agency residential CMOs	—	—	14,382	523,687	538,069
Municipal securities	—	602	—	—	602
Corporate debt securities	—	15,092	248,046	—	263,138
Private label residential CMOs	—	—	—	276,456	276,456
Collateralized loan obligations	—	9,932	111,389	106,926	228,247
Private label commercial MBS	—	—	506	10,118	10,624
Asset-backed securities	—	—	—	14,402	14,402
SBA securities	—	—	3,899	—	3,899
Total	$—	$65,677	$388,180	$1,792,317	$2,246,174
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
Securities Held-to-Maturity
The following tables present amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair values of HTM securities as of the dates indicated:

	June 30, 2025
		Allowance
		for	Net	Gross	Gross
	Amortized	Credit	Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Municipal securities	$1,253,568	$(20)	$1,253,548	$312	$(62,253)	$1,191,607
Agency commercial MBS	443,875	—	443,875	—	(23,511)	420,364
Private label commercial MBS	357,825	—	357,825	—	(14,850)	342,975
U.S. Treasury securities	191,487	—	191,487	—	(9,854)	181,633
Corporate debt securities	70,665	(675)	69,990	—	(11,093)	58,897
Total (1)	$2,317,420	$(695)	$2,316,725	$312	$(121,561)	$2,195,476
__________________________
(1)    Excludes accrued interest receivable of $13.4 million at June 30, 2025 which is recorded in "Other assets" on the condensed consolidated balance sheets.

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
As of June 30, 2025, HTM securities with an amortized cost of $2.2 billion and a fair value of $2.1 billion were pledged as collateral primarily for the FRB secured line of credit and public deposits.
Allowance for Credit Losses on Securities Held-to-Maturity
Credit losses on HTM securities are recorded at the time of purchase, acquisition, or when the Company designates securities as held-to-maturity. Credit losses on HTM securities are representative of current expected credit losses that may be incurred over the life of the investment. Accrued interest receivable on HTM securities, which is included in "Other assets" on the condensed consolidated balance sheets, is excluded from the estimate of expected credit losses. HTM U.S. treasury securities and agency-backed MBS securities are considered to have no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. The change in fair value in the HTM private label CMBS portfolio is solely driven by changes in interest rates. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates and, thus, there is no related ACL for this portfolio. The underlying bonds in the Company’s HTM municipal securities and HTM corporate debt securities portfolios are evaluated for credit losses in conjunction with management’s estimate of the ACL based primarily on credit ratings, and as of June 30, 2025, the Company had recorded an allowance for credit losses on securities held-to-maturity of $0.7 million.
Securities Held-to-Maturity by Credit Quality Indicator
The Company uses S&P, Moody's, Fitch, Kroll, and Egan Jones ratings as the credit quality indicators for its HTM securities. The following tables present our HTM securities portfolio at amortized cost by the lowest available credit rating as of the dates indicated:

	June 30, 2025
Security Type	AAA	AA+	AA	AA-	A	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$566,732	$363,671	$230,548	$73,189	$1,660	$—	$17,768	$1,253,568
Agency commercial MBS	—	443,875	—	—	—	—	—	443,875
Private label commercial MBS	357,825	—	—	—	—	—	—	357,825
U.S. Treasury securities	—	191,487	—	—	—	—	—	191,487
Corporate debt securities	—	—	—	—	—	44,576	26,089	70,665
Total	$924,557	$999,033	$230,548	$73,189	$1,660	$44,576	$43,857	$2,317,420

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2024
Security Type	AAA	AA+	AA	AA-	A	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$571,347	$369,072	$218,581	$72,952	$1,667	$—	$17,745	$1,251,364
Agency commercial MBS	—	440,476	—	—	—	—	—	440,476
Private label commercial MBS	355,342	—	—	—	—	—	—	355,342
U.S. Treasury securities	—	189,985	—	—	—	—	—	189,985
Corporate debt securities	—	—	—	—	—	44,507	25,975	70,482
Total	$926,689	$999,533	$218,581	$72,952	$1,667	$44,507	$43,720	$2,307,649
Contractual Maturities of Securities Held-to-Maturity
The following tables present the contractual maturities of our HTM securities portfolio based on amortized cost and fair value as of the date indicated:

	June 30, 2025
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Municipal securities	$—	$48,787	$454,601	$750,180	$1,253,568
Agency commercial MBS	—	43,665	400,210	—	443,875
Private label commercial MBS	—	—	37,071	320,754	357,825
U.S. Treasury securities	—	—	191,487	—	191,487
Corporate debt securities	—	—	10,131	60,534	70,665
Total	$—	$92,452	$1,093,500	$1,131,468	$2,317,420

	June 30, 2025
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Fair Value:
Municipal securities	$—	$48,487	$442,198	$700,922	$1,191,607
Agency commercial MBS	—	41,893	378,471	—	420,364
Private label commercial MBS	—	—	35,771	307,204	342,975
U.S. Treasury securities	—	—	181,633	—	181,633
Corporate debt securities	—	—	9,913	48,984	58,897
Total	$—	$90,380	$1,047,986	$1,057,110	$2,195,476
CMBS have contractual maturity dates, but require periodic payments based upon scheduled amortization terms. Actual principal collections on these securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Taxable interest	$30,766	$27,064	$62,213	$54,665
Non-taxable interest	4,547	4,746	9,064	9,466
Dividend income	2,303	2,026	4,201	4,008
Total interest income on investment securities	$37,616	$33,836	$75,478	$68,139
NOTE 4.  LOANS AND LEASES HELD FOR INVESTMENT
Our loans and leases held for investment are carried at the principal amount outstanding, net of deferred fees and costs, and in the case of acquired and purchased loans, net of purchase discounts and premiums. Deferred fees and costs and purchase discounts and premiums on acquired loans are recognized as an adjustment to interest income over the contractual life of the loans primarily using the effective interest method or taken into income when the related loans are paid off or included in the carrying amount of loans that are sold.
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	June 30,	December 31,
	2025	2024
	(In thousands)
Real estate mortgage	$13,945,463	$13,605,595
Real estate construction and land (1)	2,312,808	3,187,146
Commercial	7,768,546	6,788,923
Consumer	381,343	402,254
Total gross loans and leases held for investment	24,408,160	23,983,918
Unearned discounts, net (2)	(129,867)	(175,713)
Deferred fees, net	(32,400)	(26,542)
Total loans and leases held for investment	24,245,893	23,781,663
Allowance for loan and lease losses	(229,344)	(239,360)
Total loans and leases held for investment, net (3)	$24,016,549	$23,542,303
____________________
(1)    Includes land and acquisition and development loans of $200.6 million and $223.9 million at June 30, 2025 and December 31, 2024.
(2)    Represents net acquisition discounts of $198.5 million and purchase premiums of $68.6 million at June 30, 2025, and net acquisition discounts of $235.2 million and purchase premiums of $59.5 million at December 31, 2024.
(3)    Excludes accrued interest receivable of $100.7 million and $96.8 million at June 30, 2025 and December 31, 2024, respectively, which is recorded in "Other assets" on the condensed consolidated balance sheets.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present an aging analysis of our loans and leases held for investment by loan portfolio segment and class as of the dates indicated:

	June 30, 2025
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$5,748	$46,461	$52,209	$4,317,192	$4,369,401
Multi-family	—	21,734	21,734	6,259,057	6,280,791
Other residential	45,034	26,021	71,055	3,086,561	3,157,616
Total real estate mortgage	50,782	94,216	144,998	13,662,810	13,807,808
Real estate construction and land:
Commercial	—	—	—	381,449	381,449
Residential	—	—	—	1,920,642	1,920,642
Total real estate construction and land	—	—	—	2,302,091	2,302,091
Commercial:
Asset-based	171	—	171	2,462,180	2,462,351
Venture capital	—	—	—	2,002,601	2,002,601
Other commercial	726	744	1,470	3,286,835	3,288,305
Total commercial	897	744	1,641	7,751,616	7,753,257
Consumer	2,221	606	2,827	379,910	382,737
Total	$53,900	$95,566	$149,466	$24,096,427	$24,245,893

	December 31, 2024
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$27,700	$22,561	$50,261	$4,528,511	$4,578,772
Multi-family	10,346	21,860	32,206	6,009,507	6,041,713
Other residential	39,873	36,976	76,849	2,730,325	2,807,174
Total real estate mortgage	77,919	81,397	159,316	13,268,343	13,427,659
Real estate construction and land:
Commercial	—	—	—	799,131	799,131
Residential	—	—	—	2,373,162	2,373,162
Total real estate construction and land	—	—	—	3,172,293	3,172,293
Commercial:
Asset-based	1,795	—	1,795	2,086,174	2,087,969
Venture capital	5,534	—	5,534	1,532,242	1,537,776
Other commercial	3,295	6,956	10,251	3,142,833	3,153,084
Total commercial	10,624	6,956	17,580	6,761,249	6,778,829
Consumer	2,804	493	3,297	399,585	402,882
Total	$91,347	$88,846	$180,193	$23,601,470	$23,781,663

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
The following table presents our nonaccrual and performing loans and leases held for investment by loan portfolio segment and class as of the dates indicated:

	June 30, 2025			December 31, 2024
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$98,112	$4,271,289	$4,369,401	$97,655	$4,481,117	$4,578,772
Multi-family	22,594	6,258,197	6,280,791	22,763	6,018,950	6,041,713
Other residential	39,396	3,118,220	3,157,616	46,788	2,760,386	2,807,174
Total real estate mortgage	160,102	13,647,706	13,807,808	167,206	13,260,453	13,427,659
Real estate construction and land:
Commercial	—	381,449	381,449	—	799,131	799,131
Residential	—	1,920,642	1,920,642	—	2,373,162	2,373,162
Total real estate construction and land	—	2,302,091	2,302,091	—	3,172,293	3,172,293
Commercial:
Asset-based	1,731	2,460,620	2,462,351	1,940	2,086,029	2,087,969
Venture capital	—	2,002,601	2,002,601	6,291	1,531,485	1,537,776
Other commercial	4,967	3,283,338	3,288,305	13,544	3,139,540	3,153,084
Total commercial	6,698	7,746,559	7,753,257	21,775	6,757,054	6,778,829
Consumer	716	382,021	382,737	624	402,258	402,882
Total	$167,516	$24,078,377	$24,245,893	$189,605	$23,592,058	$23,781,663
At June 30, 2025, nonaccrual loans and leases included $95.6 million of loans and leases 90 or more days past due, $13.0 million of loans and leases 30 to 89 days past due, and $58.9 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2024, nonaccrual loans and leases included $88.8 million of loans and leases 90 or more days past due, $40.6 million of loans and leases 30 to 89 days past due, and $60.2 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of June 30, 2025, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $65.7 million and represented 39% of total nonaccrual loans and leases.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the credit risk rating categories for loans and leases held for investment by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	June 30, 2025
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$217,527	$203,295	$3,948,579	$4,369,401
Multi-family	189,963	188,564	5,902,264	6,280,791
Other residential	39,411	1,258	3,116,947	3,157,616
Total real estate mortgage	446,901	393,117	12,967,790	13,807,808
Real estate construction and land:
Commercial	69,324	29,501	282,624	381,449
Residential	3,124	—	1,917,518	1,920,642
Total real estate construction and land	72,448	29,501	2,200,142	2,302,091
Commercial:
Asset-based	33,771	43,518	2,385,062	2,462,351
Venture capital	87,196	152,466	1,762,939	2,002,601
Other commercial	15,172	37,901	3,235,232	3,288,305
Total commercial	136,139	233,885	7,383,233	7,753,257
Consumer	1,068	5,065	376,604	382,737
Total	$656,556	$661,568	$22,927,769	$24,245,893

	December 31, 2024
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$301,278	$348,014	$3,929,480	$4,578,772
Multi-family	113,164	202,690	5,725,859	6,041,713
Other residential	47,993	14,351	2,744,830	2,807,174
Total real estate mortgage	462,435	565,055	12,400,169	13,427,659
Real estate construction and land:
Commercial	—	148,024	651,107	799,131
Residential	—	203,220	2,169,942	2,373,162
Total real estate construction and land	—	351,244	2,821,049	3,172,293
Commercial:
Asset-based	5,003	9,547	2,073,419	2,087,969
Venture capital	75,406	125,320	1,337,050	1,537,776
Other commercial	19,949	38,741	3,094,394	3,153,084
Total commercial	100,358	173,608	6,504,863	6,778,829
Consumer	709	7,408	394,765	402,882
Total	$563,502	$1,097,315	$22,120,846	$23,781,663

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the periods indicated:

		Three Months	Six Months		Three Months	Six Months
		Ended	Ended		Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2025	2025	2025	2024	2024	2024
	Nonaccrual	Interest	Interest	Nonaccrual	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$173	$—	$—	$210	$—	$—
Multi-family	—	—	—	—	—	—
Other residential	64	—	—	283	—	—
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Commercial:
Asset-based	950	—	—	—	—	—
Venture capital	—	—	—	—	—	—
Other commercial	2,832	—	—	1,714	—	—
Consumer	716	—	—	800	—	—
With No Related Allowance
Recorded:
Real estate mortgage:
Commercial	$97,939	$4	$7	$62,288	$4	$8
Multi-family	22,594	—	—	934	—	—
Other residential	39,332	—	—	31,549	—	—
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Commercial:
Asset-based	781	—	—	8,081	—	—
Venture capital	—	—	—	—	—	—
Other commercial	2,135	1	1	11,211	45	45
Consumer	—	—	—	—	—	—
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$160,102	$4	$7	$95,264	$4	$8
Real estate construction and land	—	—	—	—	—	—
Commercial	6,698	1	1	21,006	45	45
Consumer	716	—	—	800	—	—
Total	$167,516	$5	$8	$117,070	$49	$53

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present our loans held for investment by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the dates indicated:

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
June 30, 2025	2025	2024	2023	2022	2021	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$—	$200	$—	$32,617	$28,293	$108,906	$—	$—	$170,016
3-4.5 Pass	243,427	191,522	125,694	794,481	651,306	1,700,177	66,541	5,415	3,778,563
5 Special mention	—	—	23,962	35,947	28,964	91,402	—	23,020	203,295
6-8 Classified	—	13,949	4,285	50,467	57,170	91,656	—	—	217,527
Total	$243,427	$205,671	$153,941	$913,512	$765,733	$1,992,141	$66,541	$28,435	$4,369,401
Current YTD period:
Gross charge-offs	$—	$—	$51	$680	$19	$16,650	$—	$—	$17,400

Real Estate Mortgage:
Multi-family
Internal risk rating:
1-2 High pass	$—	$—	$—	$65,371	$180,174	$182,548	$—	$—	$428,093
3-4.5 Pass	271,503	219,213	56,201	2,152,229	1,145,606	1,619,819	9,600	—	5,474,171
5 Special mention	—	—	3,815	132,463	32,408	5,478	—	14,400	188,564
6-8 Classified	—	—	—	64,974	56,052	68,937	—	—	189,963
Total	$271,503	$219,213	$60,016	$2,415,037	$1,414,240	$1,876,782	$9,600	$14,400	$6,280,791
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$3,275	$—	$—	$3,275

Real Estate Mortgage:
Other residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$2,497	$60	$2,557
3-4.5 Pass	451,406	31,398	23,336	308,461	2,107,603	93,353	98,774	59	3,114,390
5 Special mention	—	—	—	988	—	270	—	—	1,258
6-8 Classified	—	—	1,073	14,545	22,924	805	64	—	39,411
Total	$451,406	$31,398	$24,409	$323,994	$2,130,527	$94,428	$101,335	$119	$3,157,616
Current YTD period:
Gross charge-offs	$—	$—	$7	$1,022	$165	$—	$—	$—	$1,194
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
June 30, 2025	2025	2024	2023	2022	2021	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4.5 Pass	3,426	41,871	69,753	100,832	38,987	27,755	—	—	282,624
5 Special mention	—	—	—	—	29,501	—	—	—	29,501
6-8 Classified	—	—	—	—	69,324	—	—	—	69,324
Total	$3,426	$41,871	$69,753	$100,832	$137,812	$27,755	$—	$—	$381,449
Current YTD period:
Gross charge-offs	$—	$—	$—	$20,196	$1,340	$—	$—	$—	$21,536

Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4.5 Pass	46,134	129,680	212,386	945,402	421,267	83,869	78,780	—	1,917,518
5 Special mention	—	—	—	—	—	—	—	—	—
6-8 Classified	—	—	—	—	3,124	—	—	—	3,124
Total	$46,134	$129,680	$212,386	$945,402	$424,391	$83,869	$78,780	$—	$1,920,642
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$—	$34,565	$34,599	$135,688	$198,115	$212,936	$192,974	$—	$808,877
3-4.5 Pass	96,748	46,419	77,203	160,839	77,146	10,333	1,041,828	65,669	1,576,185
5 Special mention	—	—	—	—	—	—	5,541	37,977	43,518
6-8 Classified	—	—	194	6,517	—	—	25,334	1,726	33,771
Total	$96,748	$80,984	$111,996	$303,044	$275,261	$223,269	$1,265,677	$105,372	$2,462,351
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Venture
Capital
Internal risk rating:
1-2 High pass	$(136)	$(87)	$(80)	$—	$414	$2,090	$104,358	$22,195	$128,754
3-4.5 Pass	33,366	117,226	107,915	18,218	32,930	18,620	1,234,944	70,966	1,634,185
5 Special mention	2,492	9,982	20,361	60,547	38,530	—	4,126	16,428	152,466
6-8 Classified	—	14,882	13,628	—	5,536	—	53,150	—	87,196
Total	$35,722	$142,003	$141,824	$78,765	$77,410	$20,710	$1,396,578	$109,589	$2,002,601
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$5,257	$—	$—	$—	$5,257
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
June 30, 2025	2025	2024	2023	2022	2021	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Other
Commercial
Internal risk rating:
1-2 High pass	$1,629	$976	$210	$20,509	$2,030	$(15)	$55,892	$—	$81,231
3-4.5 Pass	154,992	54,361	71,391	67,866	179,424	163,003	2,411,816	51,148	3,154,001
5 Special mention	—	3,018	8,591	5,573	9,554	264	10,098	803	37,901
6-8 Classified	—	—	—	3,769	101	2,177	7,248	1,877	15,172
Total	$156,621	$58,355	$80,192	$97,717	$191,109	$165,429	$2,485,054	$53,828	$3,288,305
Current YTD period:
Gross charge-offs	$—	$—	$1,393	$97	$229	$2,005	$9,130	$64	$12,918

Consumer
Internal risk rating:
1-2 High pass	$—	$—	$—	$17	$11	$—	$705	$—	$733
3-4.5 Pass	17,700	29,716	15,396	55,188	162,620	90,441	4,638	172	375,871
5 Special mention	—	—	—	1,165	3,175	725	—	—	5,065
6-8 Classified	—	—	—	439	107	515	—	7	1,068
Total	$17,700	$29,716	$15,396	$56,809	$165,913	$91,681	$5,343	$179	$382,737
Current YTD period:
Gross charge-offs	$—	$—	$—	$296	$854	$768	$1	$—	$1,919

Total Loans and Leases
Internal risk rating:
1-2 High pass	$1,493	$35,654	$34,729	$254,202	$409,037	$506,465	$356,426	$22,255	$1,620,261
3-4.5 Pass	1,318,702	861,406	759,275	4,603,516	4,816,889	3,807,370	4,946,921	193,429	21,307,508
5 Special mention	2,492	13,000	56,729	236,683	142,132	98,139	19,765	92,628	661,568
6-8 Classified	—	28,831	19,180	140,711	214,338	164,090	85,796	3,610	656,556
Total	$1,322,687	$938,891	$869,913	$5,235,112	$5,582,396	$4,576,064	$5,408,908	$311,922	$24,245,893
Current YTD period:
Gross charge-offs	$—	$—	$1,451	$22,291	$7,864	$22,698	$9,131	$64	$63,499
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

	Three Months Ended June 30, 2025
	Loan Modifications
	Balances (Amortized Cost Basis) at
	June 30, 2025
							Combination - Term
					Interest Rate		Extension and		Total Loan
	Term Extension		Payment Delay		Reduction		Rate Reduction		Modifications
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Portfolio		Portfolio		Portfolio		Portfolio		Portfolio
	Balance	Class	Balance	Class	Balance	Class	Balance	Class	Balance	Class
	(Dollars in thousands)
Real estate mortgage:
Commercial	$9,661	0.2%	$2,078	—%	$2,621	0.1%	$—	—%	$14,360	0.3%
Multi-family	42,853	0.7%	—	—%	—	—%	—	—%	42,853	0.7%
Other residential	—	—%	—	—%	—	—%	—	—%	—	—%
Real estate
construction
and land:
Commercial	69,324	18.2%	—	—%	—	—%	—	—%	69,324	18.2%
Residential	—	—%	—	—%	—	—%	—	—%	—	—%
Commercial:
Asset-based	25,334	1.0%	—	—%	—	—%	—	—%	25,334	1.0%
Venture capital	—	—%	—	—%	—	—%	—	—%	—	—%
Other commercial	3,905	0.1%	—	—%	—	—%	216	—%	4,121	0.1%
Consumer	7	—%	—	—%	—	—%	—	—%	7	—%
Total	$151,084		$2,078		$2,621		$216		$155,999

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2025
	Loan Modifications
	Balances (Amortized Cost Basis) at
	June 30, 2025
							Combination - Term
					Interest Rate		Extension and
	Term Extension		Payment Delay		Reduction		Rate Reduction
		% of		% of		% of		% of
		Loan		Loan		Loan		Loan
		Portfolio		Portfolio		Portfolio		Portfolio
	Balance	Class	Balance	Class	Balance	Class	Balance	Class
	(Dollars in thousands)
Real estate mortgage:
Commercial	$47,572	1.1%	$3,657	0.1%	$2,621	0.1%	$—	—%
Multi-family	67,157	1.1%	—	—%	—	—%	—	—%
Other residential	971	—%	2,500	0.1%	—	—%	—	—%
Real estate construction and land:
Commercial	69,324	18.2%	—	—%	—	—%	—	—%
Residential	3,124	0.2%	—	—%	—	—%	—	—%
Commercial:
Asset-based	25,334	1.0%	—	—%	—	—%	—	—%
Venture capital	7,395	0.4%	—	—%	—	—%	—	—%
Other commercial	4,237	0.1%	—	—%	—	—%	547	—%
Consumer	7	—%	—	—%	—	—%	—	—%
Total	$225,121		$6,157		$2,621		$547

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2025
	Loan Modifications (continued)
	Balances (Amortized Cost Basis) at
	June 30, 2025
	Combination - Term
	Extension,
	Rate Reduction		Total Loan
	and Payment Delay		Modifications
		% of		% of
		Loan		Loan
		Portfolio		Portfolio
	Balance	Class	Balance	Class
	(Dollars in thousands)
Real estate mortgage:	$—	—%	$53,850	1.2%
Commercial	—	—%	67,157	1.1%
Multi-family	—	—%	3,471	0.1%
Other residential
Real estate construction and land:
Commercial	—	—%	69,324	18.2%
Residential	—	—%	3,124	0.2%
Commercial:
Asset-based	—	—%	25,334	1.0%
Venture capital	—	—%	7,395	0.4%
Other commercial	146	—%	4,930	0.1%
Consumer	—	—%	7	—%
Total	$146		$234,592

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
The following tables present the financial effect of our loan modifications made to borrowers experiencing financial difficulty by type of modification for the periods indicated:

Three Months Ended June 30, 2025
Term Extension - Financial Effect
Real estate mortgage:
Commercial	Extended maturity by a weighted average 10 months.
Multi-family	Extended maturity by a weighted average 6 months.
Real estate construction and land:
Commercial	Extended maturity by a weighted average 4 months.
Commercial:
Asset-based	Extended maturity by a weighted average 47 months.
Other commercial	Extended maturity by a weighted average 15 months.
Consumer	Extended maturity by a weighted average 24 months.

Three Months Ended June 30, 2025
Payment Delay - Financial Effect
Real estate mortgage:
Commercial	Granted payment deferrals for a weighted average of 3 months.

Three Months Ended June 30, 2025
Interest Rate Reduction - Financial Effect
Real estate mortgage:
Commercial	Reduced interest rates by a weighted average 3.29% for a weighted average period of 14 months.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended June 30, 2025
Combination - Term Extension and Rate Reduction - Financial Effect
Commercial:
Other commercial	Extended maturity by a weighted average 4.5 years and reduced interest rates by a weighted average 1.85%.

Six Months Ended June 30, 2025
Term Extension - Financial Effect
Real estate mortgage:
Commercial	Extended maturity by a weighted average 13 months.
Multi-family	Extended maturity by a weighted average 6 months.
Other residential	Extended maturity by a weighted average 9 months.
Real estate construction and land:
Commercial	Extended maturity by a weighted average 4 months.
Residential	Extended maturity by a weighted average 12 months.
Commercial:
Asset-based	Extended maturity by a weighted average 47 months.
Venture capital	Extended maturity by a weighted average 12 months.
Other commercial	Extended maturity by a weighted average 17 months.
Consumer	Extended maturity by a weighted average 24 months.

Six Months Ended June 30, 2025
Payment Delay - Financial Effect
Real estate mortgage:
Commercial	Granted payment deferrals for a weighted average of 4 months.
Other residential	Granted payment deferrals for a weighted average of 3 months.

Six Months Ended June 30, 2025
Interest Rate Reduction - Financial Effect
Real estate mortgage:
Commercial	Reduced interest rates by a weighted average 3.29% for a weighted average period of 14 months.

Six Months Ended June 30, 2025
Combination - Term Extension and Rate Reduction - Financial Effect
Commercial:
Other commercial	Extended maturity by a weighted average 4.6 years and reduced interest rates by a weighted average 1.91%.

Six Months Ended June 30, 2025
Term Extension, Rate Reduction and Payment Delay - Financial Effect
Commercial:
Other commercial	Extended maturity by a weighted average 5.1 years, reduced interest rates by a weighted average 5.75%, and granted payment deferrals for a weighted average of 3 months.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended June 30, 2024
Term Extension - Financial Effect
Real estate mortgage:
Commercial	Extended maturity by a weighted average 14 months.
Other residential	Extended maturity by a weighted average 8 months.
Commercial:
Other commercial	Extended maturity by a weighted average 11 months.
Consumer	Extended maturity by a weighted average 12 months.

Three Months Ended June 30, 2024
Payment Delay - Financial Effect
Real estate mortgage:
Commercial	Deferred partial payments by a weighted average 8 months.

Three Months Ended June 30, 2024
Combination - Term Extension and Principal Forgiveness - Financial Effect
Real estate mortgage:
Commercial	Extended maturity by a weighted average 3 years and granted principal forgiveness totaling $4.0 million.

Three Months Ended June 30, 2024
Combination - Term Extension and Payment Delay - Financial Effect
Commercial:
Other commercial	Extended maturity by a weighted average 10 years and granted 4 months of payment deferrals.

Six Months Ended June 30, 2024
Term Extension - Financial Effect
Real estate mortgage:
Commercial	Extended maturity by a weighted average 14 months.
Other residential	Extended maturity by a weighted average 10 months.
Commercial:
Other commercial	Extended maturity by a weighted average 11 months.
Consumer	Extended maturity by a weighted average 12 months.

Six Months Ended June 30, 2024
Payment Delay - Financial Effect
Real estate mortgage:
Commercial	Deferred partial payments by a weighted average 8 months.

Six Months Ended June 30, 2024
Combination - Term Extension and Principal Forgiveness - Financial Effect
Real estate mortgage:
Commercial	Extended maturity by a weighted average 3 years and granted principal forgiveness totaling $4.0 million.

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
The following tables present the payment status of loans that were modified during the preceding 12-month period, with related amortized cost balances, as of the dates indicated:

	Payment Status (Amortized Cost Basis) at
	June 30, 2025
		30-89 Days	90 or More Days
	Current	Past Due	Past Due	Total
	(In thousands)
Real estate mortgage:
Commercial	$117,025	$—		$117,025
Multi-family	67,157	—	—	67,157
Other residential	1,634	—	2,500	4,134
Real estate construction and land:
Commercial	69,324	—		69,324
Residential	3,124	—	—	3,124
Commercial:
Asset-based	25,334	—		25,334
Venture capital	13,121	—	—	13,121
Other commercial	5,376	—	—	5,376
Consumer	7	—	—	7
Total	$302,102	$—	$2,500	$304,602

	Payment Status (Amortized Cost Basis) at
	June 30, 2024
		30-89 Days	90 or More Days
	Current	Past Due	Past Due	Total
	(In thousands)
Real estate mortgage:
Commercial	$30,448	$—	$—	$30,448
Other residential	3,211	—	3,611	6,822
Commercial:
Other commercial	3,674	—	—	3,674
Consumer	12	—	—	12
Total	$37,345	$—	$3,611	$40,956

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information on loans that defaulted during the periods indicated, which had been modified during the preceding 12-month period, with related amortized cost balances as of the dates indicated:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
	Modified Loans That	Modified Loans That
	Subsequently Defaulted	Subsequently Defaulted
	Amortized Cost Basis at	Amortized Cost Basis at
	June 30, 2025	June 30, 2025
	Payment Delay	Payment Delay
(In thousands)
Real estate mortgage:
Other residential	2,500	2,500
Total	$2,500	$2,500

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
	Modified Loans That	Modified Loans That
	Subsequently Defaulted	Subsequently Defaulted
	Amortized Cost Basis at	Amortized Cost Basis at
	June 30, 2024	June 30, 2024
	Term Extension	Term Extension
(In thousands)
Real estate mortgage:
Other residential	$2,108	$3,836
Commercial:
Other commercial	47	47
Total	$2,155	$3,883

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
The following table provides the components of leases receivable income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$3,690	$4,877	$7,745	$9,612
The following table presents the components of leases receivable as of the dates indicated:

	June 30, 2025	December 31, 2024
	(In thousands)
Net Investment in Direct Financing Leases:
Lease payments receivable	$156,410	$202,815
Unguaranteed residual assets	20,237	22,489
Deferred costs and other	1,487	1,955
Aggregate net investment in leases	$178,134	$227,259
The following table presents maturities of leases receivable as of the date indicated:

June 30, 2025
(In thousands)
Period ending December 31,
2025	$31,236
2026	54,392
2027	39,446
2028	25,708
2029	18,697
Thereafter	4,240
Total undiscounted cash flows	173,719
Less: Unearned income	(17,309)
Present value of lease payments	$156,410

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the ALLL on loans and leases held for investment by loan portfolio segment for the periods indicated:

	Three Months Ended June 30, 2025
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$130,116	$14,125	$75,988	$14,757	$234,986
Charge-offs	(16,080)	(21,536)	(8,593)	(739)	(46,948)
Recoveries	298	—	2,288	140	2,726
Net charge-offs	(15,782)	(21,536)	(6,305)	(599)	(44,222)
Provision	20,611	14,474	3,647	(152)	38,580
Balance, end of period	$134,945	$7,063	$73,330	$14,006	$229,344

	Six Months Ended June 30, 2025
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$145,754	$10,940	$67,833	$14,833	$239,360
Charge-offs	(21,869)	(21,536)	(18,175)	(1,919)	(63,499)
Recoveries	610	—	4,391	202	5,203
Net charge-offs	(21,259)	(21,536)	(13,784)	(1,717)	(58,296)
Provision	10,450	17,659	19,281	890	48,280
Balance, end of period	$134,945	$7,063	$73,330	$14,006	$229,344

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$—	$—	$267	$—	$267
Collectively evaluated	$134,945	$7,063	$73,063	$14,006	$229,077

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$160,087	$—	$4,440	$—	$164,527
Collectively evaluated	13,647,721	2,302,091	7,748,817	382,737	24,081,366
Ending balance	$13,807,808	$2,302,091	$7,753,257	$382,737	$24,245,893

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
The allowance for loan and lease losses decreased by $5.6 million in the second quarter of 2025 to $229.3 million compared to the first quarter due primarily to a $38.6 million provision, offset by net charge-offs of $44.2 million. The net charge-offs of $44.2 million included $36.9 million of charge-offs relating to a strategic loan sale process commenced in the second quarter in which $506.7 million of loans were reclassified as held for sale.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans held for investment by collateral type as of the following dates:

	June 30, 2025			December 31, 2024
	Real	Business		Real	Business
	Property	Assets	Total	Property	Assets	Total
	(In thousands)
Real estate mortgage	$160,087	$—	$160,087	$167,060	$—	$167,060
Commercial	—	1,893	1,893	—	10,870	10,870
Total	$160,087	$1,893	$161,980	$167,060	$10,870	$177,930
Allowance for Credit Losses
The ACL is the combination of the ALLL and the reserve for unfunded loan commitments. The reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the condensed consolidated balance sheets.
The following tables present a summary of the activity in the ALLL and reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended
	June 30, 2025
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$234,986	$29,571	$264,557
Charge-offs	(46,948)	—	(46,948)
Recoveries	2,726	—	2,726
Net charge-offs	(44,222)	—	(44,222)
Provision	38,580	(350)	38,230
Balance, end of period	$229,344	$29,221	$258,565

	Six Months Ended
	June 30, 2025
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$239,360	$29,071	$268,431
Charge-offs	(63,499)	—	(63,499)
Recoveries	5,203	—	5,203
Net charge-offs	(58,296)	—	(58,296)
Provision	48,280	150	48,430
Balance, end of period	$229,344	$29,221	$258,565

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
The following table presents the carrying amount of goodwill as of the dates indicated:

Goodwill
(In thousands)
Balance, December 31, 2024	$214,521
Balance, June 30, 2025	$214,521
Our other intangible assets with definite lives are CDI and CRI. CDI and CRI are amortized on an accelerated basis over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or customer relationships acquired.
The following table presents the carrying amounts of CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Gross carrying amount of CDI and CRI,
beginning of period	$178,764	$236,264	$178,764	$236,264
Accumulated Amortization:
Balance, beginning of period	(52,827)	(79,038)	(45,820)	(70,787)
Amortization expense	(7,007)	(8,332)	(14,014)	(16,583)
Balance, end of period	(59,834)	(87,370)	(59,834)	(87,370)
Net CDI and CRI, end of period	$118,930	$148,894	$118,930	$148,894
The following table presents the estimated aggregate future amortization expense for our current CDI and CRI as of the date indicated:

June 30, 2025
(In thousands)
Period ending December 31,
2025	$13,643
2026	24,412
2027	21,166
2028	17,920
2029	14,675
Thereafter	27,114
Net CDI and CRI	$118,930

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	June 30,	December 31,
Other Assets	2025	2024
	(In thousands)
Investments:
LIHTC investments	$270,786	$295,964
SBIC investments	115,864	109,636
Alternative energy partnerships (HLBV investments)	17,054	17,472
Other equity and CRA investments	142,750	143,152
Total investments	546,454	566,224
Interest receivable	127,359	125,469
Operating lease ROU assets, net (1)	105,506	100,092
Prepaid expenses	39,280	39,432
Taxes receivable	8,986	18,009
Foreclosed assets, net	7,806	9,734
Equity warrants	3,571	3,763
Other receivables/assets	52,825	51,231
Total other assets	$891,787	$913,954
____________________
(1)    See Note 7. Leases for further details regarding the operating lease ROU assets.
NOTE 7. LEASES
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our condensed consolidated statements of earnings. The following table presents the components of lease expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Operating lease expense:
Fixed costs	$7,327	$8,927	$14,296	$18,362
Variable costs	124	100	236	148
Short-term lease costs	210	74	445	140
Sublease income	(1,156)	(1,321)	(2,288)	(2,517)
Net lease expense	$6,505	$7,780	$12,689	$16,133
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Six Months Ended
	June 30,
	2025	2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,273	$16,926
ROU assets obtained in exchange for lease obligations:
Operating leases	$18,671	$2,527

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents supplemental balance sheet and other information related to operating leases as of the dates indicated:

	June 30,	December 31,
	2025	2024
	(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$105,506	$100,092
Operating lease liabilities	$128,340	$124,355

Weighted average remaining lease term (in years)	5.9	5.9
Weighted average discount rate	3.66%	3.53%
The following table presents the maturities of operating lease liabilities as of the date indicated:

June 30, 2025
(In thousands)
Period ending December 31,
2025	$15,668
2026	30,880
2027	24,426
2028	20,247
2029	16,036
Thereafter	36,527
Total operating lease liabilities	143,784
Less: Imputed interest	(15,444)
Present value of operating lease liabilities	$128,340
Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on the condensed consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the condensed consolidated statements of earnings, according to our fixed asset accounting policy. We receive periodic rental income payments under the leases, which are recorded as "Leased equipment income" in the condensed consolidated statements of earnings. The equipment is tested periodically for impairment. No impairment was recorded on "Equipment leased to others under operating leases" during the six months ended June 30, 2025 and 2024.
The following table presents the rental payments to be received on operating leases as of the date indicated:

June 30, 2025
(In thousands)
Period ending December 31,
2025	$17,727
2026	34,344
2027	27,968
2028	24,925
2029	23,418
Thereafter	45,229
Total undiscounted cash flows	$173,611

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8.  BORROWINGS AND SUBORDINATED DEBT
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	June 30, 2025		December 31, 2024
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured advances	$1,700,000	3.98%	$1,100,000	3.93%
Credit-linked notes	117,180	15.07%	118,838	15.29%
AFX short-term borrowings	100,000	4.46%	—	—%
Senior Notes	—	—%	174,000	5.25%
Total borrowings	1,917,180	4.68%	1,392,838	5.06%
Acquisition discount on Senior Notes	—		(1,024)
Total borrowings, net (1)	$1,917,180		$1,391,814
___________________
(1)    All borrowings were held at the Bank level with the exception of the Senior Notes. The Senior Notes were repaid in full in April 2025.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of June 30, 2025 of $7.1 billion, collateralized by a blanket lien on $10.6 billion of qualifying loans and $19.4 million of securities. As of June 30, 2025, there were $568.7 million in letters of credit pledged and $1.7 billion outstanding. As of December 31, 2024, there were $527.9 million in letters of credit pledged and a $1.1 billion balance outstanding.
The following table presents the interest rates and maturity dates of FHLB secured advances as of the date indicated:

	June 30, 2025
			Maturity
FHLB Secured Advances	Balance	Rate	Date
	(Dollars in thousands)
Term advance	200,000	4.55%	08/04/2025
Term advance	150,000	4.59%	06/26/2026
Term advance	100,000	3.79%	02/01/2027
Term advance	100,000	3.79%	03/01/2027
Term advance	100,000	3.78%	04/01/2027
Term advance	150,000	4.63%	05/28/2027
Term advance	150,000	4.63%	06/03/2027
Term advance	150,000	4.39%	06/03/2027
Term advance	100,000	3.88%	06/24/2027
Callable term advance	500,000	3.18%	09/18/2034
Total FHLB secured advances	$1,700,000	3.98%
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of June 30, 2025, the Bank had secured borrowing capacity of $5.7 billion collateralized by liens covering $5.3 billion of qualifying loans and $1.5 billion of securities. As of June 30, 2025 and December 31, 2024, there was no balance outstanding.
Senior Notes. The Senior Notes were unsecured debt obligations and ranked equally with our other unsecured unsubordinated obligations. We made interest payments on the Senior Notes semi-annually in arrears. On April 4, 2025, the Company repaid the Senior Notes in full that were scheduled to mature on April 15, 2025.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Holding Company Line of Credit Arrangement. On December 23, 2024, Banc of California, Inc. entered into an unsecured revolving line of credit agreement as a borrower for $50.0 million. On March 17, 2025, the Company executed an amendment to the credit agreement which increased the Company's unsecured revolving line of credit to $100.0 million. The rate is based on 1-month SOFR plus a spread of 2.25% basis points. As of June 30, 2025 and December 31, 2024, there was no balance outstanding.
Credit-Linked Notes. On September 29, 2022, legacy Pacific Western Bank completed a credit-linked notes transaction. The notes were issued in five classes, each with an interest rate of SOFR plus a spread that ranges from 8.00% to 13.25%, with a weighted average spread of 10.76% at June 30, 2025. The notes are linked to the credit risk of an approximately $2.3 billion reference pool of previously purchased single-family residential mortgage loans at June 30, 2025. The notes are due June 27, 2052. Principal payments on the notes are based only on principal that is actually collected on these loans. The notes are reported at fair value of $117.2 million at June 30, 2025. See Note 2. Restricted Cash for information regarding the collateral for the notes and Note 11. Fair Value Option for additional information.
Federal Funds Arrangements with Commercial Banks. As of June 30, 2025, the Bank had unsecured lines of credit of $265.0 million in the aggregate with several commercial banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of June 30, 2025 and December 31, 2024, there were no balances outstanding. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of June 30, 2025 there was a $100.0 million balance outstanding. At December 31, 2024 there was no balance outstanding.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Subordinated Debt
The following table summarizes the terms of each issuance of subordinated debt outstanding as of the dates indicated:

	June 30, 2025		December 31, 2024		Date	Maturity	Rate Index
Series	Balance	Rate (1)	Balance	Rate (1)	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Subordinated notes, net (2)(7)	$381,459	3.25%	$381,185	3.25%	04/30/2021	05/01/2031	Fixed rate (3)
Subordinated notes	75,000	4.375%	75,000	4.375%	10/30/2020	10/30/2030	Fixed rate (6)
Trust V	10,310	7.67%	10,310	7.71%	08/15/2003	09/17/2033	3-month Term SOFR + 3.10
Trust VI	10,310	7.63%	10,310	7.67%	09/03/2003	09/15/2033	3-month Term SOFR + 3.05
Trust CII	5,155	7.52%	5,155	7.56%	09/17/2003	09/17/2033	3-month Term SOFR + 2.95
Trust VII	61,856	7.29%	61,856	7.60%	02/05/2004	04/23/2034	3-month Term SOFR + 2.75
Trust CIII	20,619	6.27%	20,619	6.31%	08/15/2005	09/15/2035	3-month Term SOFR + 1.69
Trust FCCI	16,495	6.18%	16,495	6.22%	01/25/2007	03/15/2037	3-month Term SOFR + 1.60
Trust FCBI	10,310	6.13%	10,310	6.17%	09/30/2005	12/15/2035	3-month Term SOFR + 1.55
Trust CS 2005-1	82,475	6.53%	82,475	6.57%	11/21/2005	12/15/2035	3-month Term SOFR + 1.95
Trust CS 2005-2	128,866	6.49%	128,866	6.80%	12/14/2005	01/30/2036	3-month Term SOFR + 1.95
Trust CS 2006-1	51,545	9.45%	51,545	9.95%	02/22/2006	04/30/2036	Prime + 1.95
Trust CS 2006-2	51,550	6.49%	51,550	6.80%	09/27/2006	10/30/2036	3-month Term SOFR + 1.95
Trust CS 2006-3 (4)	30,381	4.24%	26,687	5.10%	09/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	9.45%	16,470	9.95%	12/05/2006	01/30/2037	Prime + 1.95
Trust CS 2006-5	6,650	6.49%	6,650	6.80%	12/19/2006	01/30/2037	3-month Term SOFR + 1.95
Trust CS 2007-2	39,177	6.49%	39,177	6.80%	06/13/2007	07/30/2037	3-month Term SOFR + 1.95
PMB Statutory Trust III	7,217	7.96%	7,217	7.99%	09/16/2002	09/26/2032	3-month Term SOFR + 3.40
PMB Capital Trust III	10,310	6.53%	10,310	6.89%	10/04/2004	10/08/2034	3-month Term SOFR + 2.00
Total subordinated debt	1,016,155	5.32%	1,012,187	5.48%
Acquisition discount (5)	(66,942)		(70,264)
Total subordinated debt, net	$949,213		$941,923
___________________
(1)    Rates do not include the effects of discounts and issuance costs.
(2)    Net of unamortized issuance costs of $3.5 million at June 30, 2025 and $3.8 million at December 31, 2024.
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
The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the condensed consolidated balance sheets as of the dates indicated:

	June 30, 2025			December 31, 2024
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In thousands)
Derivatives Designated as Cash Flow Hedges:
Interest rate swaps	$300,000	$—	$4,136	$300,000	$1,442	$—
Interest rate collars	1,000,000		310	—	—	—
Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	154,302	4,638	4,585	192,405	6,516	6,428
Foreign exchange contracts	92,573	2,062	1,885	36,155	515	1,134
Equity warrant assets	15,080	3,571	—	16,066	3,763	—
Total contracts	$1,561,955	$10,271	$10,916	$544,626	$12,236	$7,562
Cash Flow Hedges
Cash flow hedges included pay-fixed, receive-floating interest rate swap contracts with notional amounts aggregating $300.0 million, five-year terms, and varying maturity dates throughout 2028. These swap contracts were entered into with institutional counterparties to hedge against variability in cash flow attributable to interest rate risk on a portion of the Company's borrowings. Cash flow hedges also included interest rate collars, which are option contracts designed to limit the Company's exposure to increases in short term interest rates while foregoing some of the upside if short term interest rates decrease significantly. The interest rate collars have notional amounts aggregating to $1.0 billion, with eighteen month terms, and maturing on October 31, 2026. These collars were entered into with institutional counterparties to hedge against variability in cash flows attributable to interest rate risk on a portion of the Company's floating rate deposits.
The cash flow hedges were deemed highly effective at inception and as of June 30, 2025. For derivatives designated as cash flow hedges, the portion of changes in fair value considered to be highly effective is reported as a component of AOCI on the condensed consolidated balance sheets until the related cash flows from the hedged items are recognized in earnings. As of June 30, 2025, the fair value of the cash flow hedges represented a net liability of $4.4 million, related to which a loss of $4.0 million (net of tax) was included in AOCI. The estimated amount to be reclassified in the next 12 months out of AOCI into earnings is $0.5 million.
Terminated Cash Flow Hedge
The Company terminated all of the pay-fixed, receive floating interest rate swap contracts classified as cash flow hedges with notional amounts of $355.0 million entered into during 2024. At June 30, 2025, we had a pre-tax net loss of $0.2 million deferred in AOCI related to terminated cash flow hedges, which will be fully amortized into interest expense by the third quarter of 2025.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Interest Rate Swaps, Foreign Exchange Contracts, and Equity Warrant Assets Not Designated for Hedge Accounting
The Company offers borrowers interest rate swaps under a "back-to-back" loan hedging program and offsets these "pay floating/receive fixed" contracts with borrowers with "receive floating/pay fixed" swaps with counterparty banks. The total notional balance of these offsetting hedging contracts was $154.3 million at June 30, 2025.
The Company has also hedged the interest rate risk and foreign currency risk on €25.8 million of subordinated debt utilizing a combined cross currency swap/interest rate swap, which has had the effect of hedging the foreign currency risk and fixing the Euribor-based floating rate instrument at a fixed rate of 2.76% through July 2025. For the quarter ended June 30, 2025, changes in fair value and fees recorded to "Noninterest income" in the condensed consolidated statements of earnings were immaterial.
See Note 12. Fair Value Measurements for additional information regarding equity warrant assets.
NOTE 10.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	June 30,	December 31,
	2025	2024
	(In thousands)
Loan commitments to extend credit	$4,673,596	$4,887,690
Standby letters of credit	207,825	201,768
Total	$4,881,421	$5,089,458
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
Commitments to extend credit are contractual agreements to lend to our customers when customers are in compliance with their contractual credit agreements and when customers have contractual availability to borrow under such agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $29.2 million at June 30, 2025 and $29.1 million at December 31, 2024.
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
In addition, we invest in SBICs that call for capital contributions up to an amount specified in the partnership agreements, and in CRA-related loan pools. As of June 30, 2025 and December 31, 2024, we had commitments to contribute capital to these entities totaling $107.7 million and $79.7 million.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the years in which commitments are expected to be paid for our commitments to contribute capital to SBICs and CRA-related loan pools as of the date indicated:

June 30, 2025
(In thousands)
Period ending December 31,
2025	$53,859
2026	53,858
Total	$107,717
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
Fair Value Option for Certain Debt Liabilities
The Company has elected the fair value option for the credit-linked notes issued in September 2022. The Company elected the fair value option because these exposures are considered to be structured notes, which are financial instruments that contain embedded derivatives. The notes are linked to the credit risk of an approximately $2.3 billion reference pool of previously purchased single-family residential mortgage loans. The principal balance of the credit-linked notes was $117.0 million at June 30, 2025. The carrying value of the credit-linked notes at June 30, 2025 was the estimated fair value of $117.2 million. For the three and six months ended June 30, 2025, the interest expense on the credit-linked notes totaled $4.5 million and $9.0 million and totaled $5.0 million and $10.0 million for the three and six months ended June 30, 2024, and was recorded in "Interest expense - borrowings" on the condensed consolidated statements of earnings.
The following table presents the changes in fair value of the credit-linked notes for which the fair value option has been elected for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Credit-Linked Notes	2025	2024	2025	2024
	(In thousands)
Changes in fair value - gains (losses) included in earnings	$(637)	$(2,427)	$(155)	$(2,775)
Changes in fair value - other comprehensive income (loss)	$(517)	$636	$(371)	$(615)
The following table provides information about the credit-linked notes carried at fair value as of the dates indicated:

	June 30,	December 31,
Credit-Linked Notes	2025	2024
	(In thousands)
Carrying value reported on the condensed consolidated balance sheets	$117,180	$118,838
Aggregate unpaid principal balance (less than) in excess of fair value	$(225)	$301

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
The Company also holds SBIC investments measured at fair value using the NAV per share practical expedient that are not required to be classified in the fair value hierarchy. At June 30, 2025, the fair value of these investments was $115.9 million.
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	June 30, 2025
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available-for-sale:
Agency residential MBS	$849,865	$—	$849,865	$—
Agency commercial MBS	60,872	—	60,872	—
Agency residential CMOs	538,069	—	538,069	—
Municipal securities	602	—	602	—
Corporate debt securities	263,138	—	260,888	2,250
Private label residential CMOs	276,456	—	276,456	—
Collateralized loan obligations	228,247	—	228,247	—
Private label commercial MBS	10,624	—	10,624	—
Asset-backed securities	14,402	—	14,402	—
SBA securities	3,899	—	3,899	—
Total securities available-for-sale	$2,246,174	$—	$2,243,924	$2,250
Equity investments with readily determinable fair values	$2	$2	$—	$—
Derivatives (1):
Derivative assets
Interest rate and foreign exchange contracts	6,700	—	6,700	—
Equity warrants	3,571	—	—	3,571
Derivative liabilities
Cash flow hedges	4,446	—	4,446	—
Interest rate and foreign exchange contracts	6,470	—	6,470	—
Credit-linked notes	117,180	—	—	117,180
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
During the six months ended June 30, 2025, there was no transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis. There was also no transfer of corporate debt securities from Level 3 to Level 2 during the six months ended June 30, 2025 and no transfer of corporate debt securities from Level 2 to Level 3 during the same period.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third-party pricing service for our Level 3 corporate debt securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	June 30, 2025
	Corporate Debt Securities
	Input or	Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Spread to 10 Year Treasury	6.6% - 8.9%	7.7%
Discount rates	10.9% - 13.1%	12.0%
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	June 30, 2025
	Equity Warrants
		Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Volatility	18.6% - 125.6%	25.2%
Risk-free interest rate	3.7% - 4.4%	3.8%
Remaining life assumption (in years)	0.08 - 4.98	3.25
____________________
(1)    Unobservable inputs for equity warrants were weighted by the relative fair values of the instruments.
The following table summarizes activity for our Level 3 corporate debt securities available-for-sale, equity warrants, and credit-linked notes measured at fair value on a recurring basis for the period indicated:

	Corporate	Equity	Credit-Linked
	Debt Securities	Warrants	Notes
	(In thousands)
Balance, December 31, 2024	$2,130	$3,763	$118,838
Total included in earnings	—	932	155
Total included in other comprehensive income	120	—	371
Issuances	—	187	—
Principal payments	—	—	(2,184)
Exercises and settlements	—	(1,311)	—
Balance, June 30, 2025	$2,250	$3,571	$117,180

Unrealized net gains (losses) for the period included in other
comprehensive income for securities held at quarter-end	$(750)
The following tables present assets measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement as of
	June 30, 2025
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$14,640	$—	$9,813	$4,827
OREO	2,191	—	2,191	—
Total non-recurring	$16,831	$—	$12,004	$4,827

	Fair Value Measurement as of
	December 31, 2024
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$58,948	$—	$45,962	$12,986
OREO	3,372	—	3,372	—
Total non-recurring	$62,320	$—	$49,334	$12,986

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

In addition to individually evaluated loans and leases and OREO, loans held for sale are carried at the lower of cost or market and may be measured at fair value on a nonrecurring basis when fair value is less than cost. Fair value is based on active bids and other observable market inputs, such as appraised value of the underlying collaterals, adjusted for specific attributes of that loan or other available market data for similar loans. Loans held for sale are classified as Level 2 in the fair value hierarchy.
The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended		Six Months Ended
Losses on Assets	June 30,		June 30,
Measured on a Non-Recurring Basis	2025	2024	2025	2024
	(In thousands)
Individually evaluated loans and leases	$490	$2,680	$1,394	$11,232
OREO	367	340	424	579
Total losses	$857	$3,020	$1,818	$11,811
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	June 30, 2025
		Valuation	Unobservable	Input or	Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Individually evaluated
loans and leases (1)	$543	Discounted cash flows	Discount rates	4.25% - 4.25%	4.25%
Individually evaluated
loans and leases	4,284	Third-party appraisals	No discounts
Total non-recurring Level 3	$4,827
__________________
(1)    Relates to one loan at June 30, 2025.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	June 30, 2025
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$222,210	$222,210	$222,210	$—	$—
Interest-earning deposits in financial institutions	2,131,342	2,131,342	2,131,342	—	—
Securities available-for-sale	2,246,174	2,246,174	—	2,243,924	2,250
Securities held-to-maturity	2,316,725	2,195,476	181,633	2,010,087	3,756
Investment in FRB and FHLB stock	162,243	162,243	—	162,243	—
Loans held for sale	465,571	465,774	—	465,774	—
Loans and leases held for investment, net	24,016,549	22,923,445	—	9,813	22,913,632
Equity investments with readily determinable fair values	2	2	2	—	—
Equity warrants	3,571	3,571	—	—	3,571
Interest rate and foreign exchange contracts	6,700	6,700	—	6,700	—
Servicing rights	18,506	20,176	—	—	20,176

Financial Liabilities:
Demand, checking, money market, and savings deposits	22,723,554	22,723,554	—	22,723,554	—
Time deposits	4,804,879	4,794,326	—	4,794,326	—
Borrowings	1,917,180	1,918,351	100,000	1,701,171	117,180
Subordinated debt	949,213	918,445	—	918,445	—
Cash flow hedges	4,446	4,446	—	4,446	—
Interest rate and foreign exchange contracts	6,470	6,470	—	6,470	—

	December 31, 2024
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$192,006	$192,006	$192,006	$—	$—
Interest-earning deposits in financial institutions	2,310,206	2,310,206	2,310,206	—	—
Securities available-for-sale	2,246,839	2,246,839	—	2,244,709	2,130
Securities held-to-maturity	2,306,149	2,156,694	173,283	1,976,265	7,146
Investment in FRB and FHLB stock	147,773	147,773	—	147,773	—
Loans held for sale	26,331	26,562	—	26,562	—
Loans and leases held for investment, net	23,542,303	22,412,073	—	45,962	22,366,111
Equity investments with readily determinable fair values	3	3	3	—	—
Equity warrants	3,763	3,763	—	—	3,763
Cash flow hedges	1,442	1,442	—	1,442	—
Interest rate and foreign exchange contracts	7,031	7,031	—	7,031	—
Servicing rights	19,623	21,040	—	—	21,040

Financial Liabilities:
Demand, checking, money market, and savings deposits	22,625,485	22,625,485	—	22,625,485	—
Time deposits	4,566,424	4,556,575	—	4,556,575	—
Borrowings	1,391,814	1,382,742	—	1,263,904	118,838
Subordinated debt	941,923	901,532	—	901,532	—
Interest rate and foreign exchange contracts	7,562	7,562	—	7,562	—

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of June 30, 2025, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.
NOTE 13.  EARNINGS PER SHARE
The following tables present the computations of basic and diluted net earnings per share by class of common stock for the periods indicated:

	Three Months Ended June 30, 2025
			Non-Voting
		Class B	Common
	Voting	Non-Voting	Stock	Total
	Common	Common	Equivalents	Common
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net earnings available to common and equivalent stockholders	$17,243	$55	$1,140	$18,438
Less: Earnings allocated to unvested restricted stock (1)	(5)	—	—	(5)
Net earnings allocated to common and equivalent shares	$17,238	$55	$1,140	$18,433

Weighted average basic shares and unvested restricted
stock outstanding	148,236	477	9,791	158,504
Less: weighted average unvested restricted stock
outstanding	(150)	—	—	(150)
Weighted average basic shares outstanding	148,086	477	9,791	158,354

Basic earnings per share	$0.12	$0.12	$0.12	$0.12

Diluted Earnings Per Share:
Net earnings allocated to common and equivalent shares	$17,243	$55	$1,140	$18,438
Weighted average diluted shares outstanding	148,194	477	9,791	158,462
Diluted earnings per share	$0.12	$0.12	$0.12	$0.12
________________________
(1)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2025
			Non-Voting
		Class B	Common
	Voting	Non-Voting	Stock	Total
	Common	Common	Equivalents	Common
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net earnings available to common and equivalent stockholders	$58,159	$181	$3,719	$62,059
Less: Earnings allocated to unvested restricted stock (1)	(49)	—	—	(49)
Net earnings allocated to common and equivalent shares	$58,110	$181	$3,719	$62,010

Weighted average basic shares and unvested restricted
stock outstanding	153,304	477	9,791	163,572
Less: weighted average unvested restricted stock
outstanding	(176)	—	—	(176)
Weighted average basic shares outstanding	153,128	477	9,791	163,396

Basic earnings per share	$0.38	$0.38	$0.38	$0.38

Diluted Earnings Per Share:
Net earnings allocated to common and equivalent shares	$58,159	$181	$3,719	$62,059
Weighted average diluted shares outstanding	153,399	477	9,791	163,667
Diluted earnings per share	$0.38	$0.38	$0.38	$0.38
________________________
(1)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2024
			Non-Voting
		Class B	Common
	Voting	Non-Voting	Stock	Total
	Common	Common	Equivalents	Common
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net earnings available to common and equivalent stockholders	$19,100	$58	$1,228	$20,386
Less: Earnings allocated to unvested restricted stock (1)	2	—	—	2
Net earnings allocated to common and equivalent shares	$19,102	$58	$1,228	$20,388

Weighted average basic shares and unvested restricted
stock outstanding	158,381	477	10,147	169,005
Less: weighted average unvested restricted stock
outstanding	(573)	—	—	(573)
Weighted average basic shares outstanding	157,808	477	10,147	168,432

Basic earnings per share	$0.12	$0.12	$0.12	$0.12

Diluted Earnings Per Share:
Net earnings allocated to common and equivalent shares	$19,102	$58	$1,228	$20,388
Weighted average diluted shares outstanding	157,808	477	10,147	168,432
Diluted earnings per share	$0.12	$0.12	$0.12	$0.12
________________________
(1)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2024
			Non-Voting
		Class B	Common
	Voting	Non-Voting	Stock	Total
	Common	Common	Equivalents	Common
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net earnings available to common and equivalent stockholders	$38,622	$117	$2,552	$41,291
Less: Earnings allocated to unvested restricted stock (1)	(51)	—	—	(51)
Net earnings allocated to common and equivalent shares	$38,571	$117	$2,552	$41,240

Weighted average basic shares and unvested restricted
stock outstanding	158,110	477	10,402	168,989
Less: weighted average unvested restricted stock
outstanding	(702)	—	—	(702)
Weighted average basic shares outstanding	157,408	477	10,402	168,287

Basic earnings per share	$0.25	$0.25	$0.25	$0.25

Diluted Earnings Per Share:
Net earnings allocated to common and equivalent shares	$38,571	$117	$2,552	$41,240
Weighted average diluted shares outstanding	157,408	477	10,402	168,287
Diluted earnings per share	$0.25	$0.25	$0.25	$0.25
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
The following table presents the weighted average outstanding restricted shares and warrants that were not included in the computation of diluted earnings per share because their effect would be anti-dilutive for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Restricted stock awards and units (1)	150	573	176	702
Warrants	18,902	18,902	18,902	18,902

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

	Three Months Ended June 30,
	2025		2024
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total Interest Income	$420,509	$—	$462,589	$—
Noninterest Income:
Service charges on deposit accounts	4,456	4,456	4,540	4,540
Commissions and fees	9,641	4,594	8,629	4,403
Leased equipment income	10,231	—	11,487	—
Gain on sale of loans	30	—	1,135	—
Dividends and (losses) gains on equity investments	(114)	—	1,166	—
Warrant income (loss)	1,227	—	(324)	—
LOCOM HFS adjustment	(9)	—	(38)	—
Other income	7,171	259	3,197	133
Total noninterest income	32,633	9,309	29,792	9,076
Total Revenue	$453,142	$9,309	$492,381	$9,076
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Three Months Ended
	June 30,
	2025	2024
	(In thousands)
Products and services transferred at a point in time	$3,698	$4,203
Products and services transferred over time	5,611	4,873
Total revenue from contracts with customers	$9,309	$9,076

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2025		2024
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total Interest Income	$827,164	$—	$941,293	$—
Noninterest Income:
Service charges on deposit accounts	8,999	8,999	9,245	9,245
Commissions and fees	19,599	9,997	16,771	9,386
Leased equipment income	21,015	—	23,203	—
Gain on sale of loans	241	—	687	—
Dividends and gains on equity investments	2,209	—	4,234	—
Warrant income (loss)	932	—	(146)	—
LOCOM HFS adjustment	(9)	—	292	—
Other income	13,297	505	9,322	226
Total noninterest income	66,283	19,501	63,608	18,857
Total Revenue	$893,447	$19,501	$1,004,901	$18,857
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Six Months Ended
	June 30,
	2025	2024
	(In thousands)
Products and services transferred at a point in time	$8,251	$9,081
Products and services transferred over time	11,250	9,776
Total revenue from contracts with customers	$19,501	$18,857
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of the dates indicated:

	June 30, 2025	December 31, 2024
	(In thousands)
Receivables, which are included in "Other assets"	$1,729	$1,679
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$313	$348
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the six months ended June 30, 2025 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $35,000.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15.  STOCKHOLDERS' EQUITY
Stock-Based Compensation
At the special meeting of stockholders held on November 22, 2023, the Company's stockholders approved the Amended and Restated Banc of California, Inc. 2018 Stock Incentive Plan (the “Amended and Restated 2018 Plan”). The Company’s Amended and Restated 2018 Plan permits stock-based compensation awards to officers, directors, employees, and consultants and will remain in effect until November 30, 2033. The Amended and Restated 2018 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 10,717,882 shares. As of June 30, 2025, there were 3,352,315 shares available for grant under the Amended and Restated 2018 Plan. In addition to the Amended and Restated 2018 Plan, in connection with the November 30, 2023 merger of PacWest Bancorp with and into Banc of California, Inc. (the “Merger”), the Company assumed the Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (the "PacWest 2017 Plan") with respect to PacWest's outstanding stock-based awards.
Restricted Stock (RSUs, TRSAs, and PSUs)
Restricted stock amortization totaled $6.2 million and $3.7 million for the three months ended June 30, 2025 and 2024 and $11.4 million and $8.1 million for the six months ended June 30, 2025 and 2024. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings. The amount of unrecognized compensation expense related to all unvested RSUs, TRSAs, and PSUs as of June 30, 2025 totaled $55.9 million.
Restricted Stock Units and Time-Based Restricted Stock Awards
At June 30, 2025, there were 2,675,326 shares of unvested RSUs outstanding pursuant to the Amended and Restated 2018 Plan. At June 30, 2025, there were 83,877 shares of unvested TRSAs outstanding pursuant to the PacWest 2017 Plan. The RSUs and TRSAs generally vest over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to RSUs and TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method. TRSAs were assumed by the Company in connection with the Merger and continue to vest in accordance with the original vesting schedule of the awards.
Performance Stock Units
At June 30, 2025, there were 2,426,262 units of unvested PSUs outstanding. Compensation expense related to the PSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. Annual PSU expense may vary during the performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PSUs is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable and the employee continues to meet the service requirement of the award.
Classes of Stock and Equity Instruments
Preferred Stock
Depositary shares each representing 1/40th of a share of 7.75% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series F (“Series F Preferred Stock”) are listed on the NYSE under the symbol “BANC/PF.” The Series F Preferred Stock ranks senior to our common stock and common stock equivalents both as to dividends and liquidation preference but generally have no voting rights. There are 50,000,000 total preferred shares authorized, of which 27,000,000 were authorized for the non-voting common stock equivalents (“NVCE”) and 513,250 were authorized and outstanding for the Series F Preferred stock at June 30, 2025 and December 31, 2024.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Common Stock
Our voting common stock is listed on the NYSE under the symbol “BANC” and there were 446,863,844 shares authorized at June 30, 2025 and December 31, 2024 and 147,295,435 shares outstanding at June 30, 2025 and 158,346,529 shares outstanding at December 31, 2024.
Class B Non-Voting Common Stock
Our Class B non-voting common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The Class B non-voting common stock ranks equally with, and has identical rights, preferences, and privileges as the voting common stock with respect to dividends and liquidation preference but generally have no voting rights. There were 3,136,156 shares authorized at June 30, 2025 and December 31, 2024 and 477,321 shares outstanding at June 30, 2025 and at December 31, 2024.
Non-Voting Common Stock Equivalents
In conjunction with the Merger, the Company issued a new class of NVCE from authorized preferred stock, which were issued under the Investment Agreements (as defined below). Our NVCE stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The NVCE stock does not have voting rights and ranks equally with, and has identical rights, preferences, and privileges as, the voting common stock with respect to dividends or distributions (including regular quarterly dividends) declared by the Board and rights upon any liquidation, dissolution, winding up or similar proceeding of the Company. There were 27,000,000 shares authorized at June 30, 2025 and December 31, 2024 and 9,790,600 shares outstanding at June 30, 2025 and at December 31, 2024.
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
Stock Repurchase Program
On March 17, 2025, we announced that our Board of Directors authorized the repurchase of up to $150.0 million of our common stock. On April 23, 2025, we announced an upsize of the stock repurchase program from $150.0 million to $300.0 million and expanded the program to cover both the Company's common stock and depositary shares representing its preferred stock. The repurchase authorization expires in March 2026.
During the first quarter of 2025, common stock repurchased under the program totaled 2,684,823 shares at a weighted average price per share of $14.36, or $38.5 million in the aggregate. During the second quarter of 2025, common stock repurchased under the program totaled 8,809,814 shares at a weighted average price per share of $12.65, or $111.5 million in the aggregate. During the six months ended June 30, 2025, common stock repurchased under the program totaled 11,494,637 shares at a weighted average price per share of $13.05, or $150.0 million in the aggregate. As of June 30, 2025, the Company had $150.0 million remaining under the stock repurchase authorization.
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
The following presents our operating segment income statement, including significant expense categories, regularly reviewed by the CODM, and the reconciliation of segment net earnings to consolidated net earnings for the periods indicated:

	Three Months Ended		Six Months Ended
Income Statement	June 30,		June 30,
Commercial Banking Segment	2025	2024	2025	2024
	(Unaudited)
	(In thousands)
Total interest income	$420,509	$462,589	$827,164	$941,293
Total interest expense	180,293	233,101	354,584	482,703
Net interest income	240,216	229,488	472,580	458,590
Provision for credit losses	39,100	11,000	48,400	21,000
Net interest income after provision for credit losses	201,116	218,488	424,180	437,590
Noninterest income	32,633	29,792	66,283	63,608
Noninterest expense:
Compensation	88,362	85,914	174,779	178,150
Customer related expense	26,577	32,405	54,328	63,324
Occupancy	15,473	17,455	30,483	35,423
Information technology and data processing	13,073	15,459	28,172	30,877
Insurance and assessments	9,403	26,431	16,686	46,892
Intangible asset amortization	7,159	8,484	14,319	16,888
Leased equipment depreciation	6,700	7,511	13,441	15,031
Other professional services	6,406	5,183	10,919	10,258
Loan expense	4,050	4,332	6,980	8,823
Acquisition, integration and reorganization costs	—	(12,650)	—	(12,650)
Other expense(1)	8,666	13,119	19,415	21,145
Total noninterest expense	185,869	203,643	369,522	414,161
Earnings before income taxes	47,880	44,637	120,941	87,037
Income tax expense	19,495	14,304	38,988	25,852
Segment net earnings(2)	$28,385	$30,333	$81,953	$61,185
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following presents our operating segment balance sheet information and the reconciliation of segment assets to consolidated total assets as of the dates indicated:

Balance Sheet Data	June 30,	December 31,
Commercial Banking Segment	2025	2024
	(In thousands)
Segment total assets (1)	$34,250,453	$33,542,864
_________________________
(1)    Segment total assets is the same as total assets reported on the condensed consolidated balance sheets.
NOTE 17. RELATED PARTY TRANSACTIONS
Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with, the Bank in the ordinary course of business, including deposits, loans, and other financial services-related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank's underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of June 30, 2025, no related party loans were categorized as nonaccrual, past due, restructured, or potential problem loans.
Transactions with Related Parties
The Company and the Bank have engaged in the transaction described below with the Company's current directors, executive officers, and beneficial owners of more than five percent of the outstanding shares of the Company's voting common stock and certain persons related to them.
The Company is a party to a services agreement with IntraFi Network LLC (“IntraFi”) whereby IntraFi provides the Bank with certain insured cash sweep services from time to time. Affiliates of funds managed by Warburg Pincus LLC hold a material investment interest in IntraFi. Additionally, one of Warburg Pincus LLC’s principals, Todd Schell, who currently serves as a member of the Board, is a member of the board of directors of IntraFi. Affiliates of funds managed by Warburg Pincus LLC beneficially owned approximately 10.59% of the Company’s outstanding voting common stock as of June 30, 2025, based on information reported on a Schedule 13D filed with the SEC on August 1, 2024. For the three and six months ended June 30, 2025, the amounts paid to IntraFi for certain insured cash sweep services were $1.9 million and $3.7 million, and were $1.9 million and $4.2 million for the three and six months ended June 30, 2024.
NOTE 18.  SUBSEQUENT EVENTS
Common Stock Dividend
On August 8, 2025, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.10 per common share. The cash dividend is payable on October 1, 2025, to stockholders of record at the close of business on September 15, 2025.
Preferred Stock Dividend
On August 8, 2025, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.4845 per Depositary Share. The cash dividend is payable on September 1, 2025 to stockholders of record at the close of business on August 21, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2025. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Form 10-K") and with the unaudited condensed consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q.
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
•errors in estimates of fair values of certain of our assets and liabilities, as well as the value of collateral supporting our loans, which may result in significant changes in valuation or recoveries;
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
•the risk that we may incur significant losses on future asset sales or may not be able to execute anticipated asset sales; and
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in our Form 10-K and from time to time in other documents that we file with or furnish to the SEC.
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
During the first quarter of 2025, common stock repurchased under the program totaled 2,684,823 shares at a weighted average price per share of $14.36, or $38.5 million in the aggregate. During the second quarter of 2025, common stock repurchased under the program totaled 8,809,814 shares at a weighted average price per share of $12.65, or $111.5 million in the aggregate. During the six months ended June 30, 2025, common stock repurchased under the program totaled 11,494,637 shares at a weighted average price per share of $13.05, or $150.0 million in the aggregate. As of June 30, 2025, the Company had $150.0 million remaining under the current stock repurchase authorization.
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
Strategic Loan Sales Process
During the second quarter of 2025, the Company commenced a strategic loan sale process, reclassifying approximately $506.7 million of loans as held for sale. As of June 30, 2025, $30.5 million of these loans had been sold, while the remaining $476.2 million were transferred to held for sale at a lower of cost or market value of $441.2 million. The transferred loans included commercial real estate construction loans of $258.4 million, commercial real estate mortgage loans of $163.2 million, and multi-family loans of $19.6 million. While many of the loans being sold have sufficient collateral values, they have attributes that drive credit migration, and as a result we commenced the sales process for these loans.
As a result of the transfer, the Company recognized charge-offs totaling $36.9 million resulting in an incremental impact to provision expense of $26.3 million in the second quarter. The charge-off and provision impact reflects the estimated fair value based on active bids or other market inputs.

Key Performance Indicators
Among other factors, our operating results generally depend on the following key performance indicators:
The Level of Net Interest Income
Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. Net interest margin is net interest income (annualized if related to a non-annual period) expressed as a percentage of average interest-earning assets.
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

The Level of Noninterest Expense
Our noninterest expense includes fixed and controllable overhead, the largest components of which are compensation expense, customer related expense, information technology and data processing expense, and occupancy expense. Customer related expenses are primarily earnings credit rate ("ECRs") payments to customers and are mostly driven by the Homeowners Association ("HOA") business. ECRs are rate-sensitive and fluctuate in response to changes in the federal funds rate. Additionally, noninterest expense includes insurance and assessments, intangible asset amortization, leased equipment depreciation, other professional services, loan expenses, acquisition, integration and organization costs, and other expense. We monitor our efficiency ratio as a key measure of operational performance.
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

Non-GAAP Financial Measures
We use certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. This disclosure should not be viewed as a substitute for results determined in accordance with GAAP. The methodology for determining these non-GAAP measures may differ among companies and may not be comparable. We used the following non-GAAP measures in this Quarterly Report on Form 10-Q:
•Return on average tangible common equity, tangible common equity, tangible book value per common share, efficiency ratio, adjusted net earnings, and adjusted diluted earnings per share: Given that the use of these measures is prevalent among banking regulators, investors, and analysts, we disclose them in addition to the related GAAP measures of return on average equity, book value per common share, and noninterest expense to total revenue, respectively. The reconciliations of these non-GAAP measures to the GAAP measures are presented in the following tables for and as of the periods presented.

		Three Months Ended		Six Months Ended
Return on Average Tangible		June 30,	March 31,	June 30,
Common Equity ("ROATCE")		2025	2025	2025	2024
		(Dollars in thousands)
Net earnings		$28,385	$53,568	$81,953	$61,185

Earnings before income taxes			$73,061		$87,037
Add:	Intangible asset amortization		7,160		16,888
	Adjusted earnings before income
	taxes for ROATCE		80,221		103,925
Adjusted income tax expense (1)			20,296		29,743

Adjustments:
	Intangible asset amortization	7,159		14,319
	Tax impact of adjustment above (1)	(1,655)		(3,311)
	Adjustment to net earnings	5,504		11,008

Adjusted net earnings for ROATCE		33,889	59,925	92,961	74,182
Less:	Preferred stock dividends	9,947	9,947	19,894	19,894
	Adjusted net earnings available
	to common and equivalent
	stockholders for ROATCE	$23,942	$49,978	$73,067	$54,288

Average stockholders' equity		$3,430,143	$3,524,181	$3,476,902	$3,392,941
Less:	Average goodwill and intangible assets	337,352	344,610	340,961	356,807
Less:	Average preferred stock	498,516	498,516	498,516	498,516
	Average tangible common equity	$2,594,275	$2,681,055	$2,637,425	$2,537,618

Return on average equity (2)		3.32%	6.16%	4.75%	3.63%
Return on average tangible common equity (3)		3.70%	7.56%	5.59%	4.30%
___________________________________
(1)     Effective tax rates of 23.12% and 25.30% used for the three months ended June 30, 2025 and March 31, 2025. Effective tax rates of 23.12% and 28.62% used for the six months ended June 30, 2025 and 2024.
(2)     Annualized net earnings divided by average stockholders' equity.
(3)     Annualized adjusted net earnings available to common and equivalent stockholders for ROATCE divided by average tangible common equity.

Tangible Common Equity and	June 30,	December 31,
Tangible Book Value Per Common Share	2025	2024
	(Dollars in thousands, except per share data)
Stockholders’ equity	$3,426,843	$3,499,949
Less: Preferred stock	498,516	498,516
Total common equity	2,928,327	3,001,433
Less: Goodwill and intangible assets	333,451	347,465
Tangible common equity	$2,594,876	$2,653,968

Book value per common share (1)	$18.58	$17.78
Tangible book value per common share (2)	$16.46	$15.72
Common and equivalent shares outstanding (3)	157,647,137	168,825,656
_______________________________________
(1)    Total common equity divided by common and equivalent shares outstanding.
(2)    Tangible common equity divided by common and equivalent shares outstanding.
(3)    Common and equivalent shares outstanding include non-voting common stock equivalents that are participating securities.

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,
Efficiency Ratio	2025	2025	2025	2024
	(Dollars in thousands)
Noninterest expense (1)	$185,869	$183,653	$369,522	$414,161
Less: Intangible asset amortization	(7,159)	(7,160)	(14,319)	(16,888)
Less: Acquisition, integration, and
reorganization costs	—	—	—	12,650
Noninterest expense used for
efficiency ratio	$178,710	$176,493	$355,203	$409,923

Net interest income	$240,216	$232,364	$472,580	$458,590
Noninterest income	32,633	33,650	66,283	63,608
Total revenue	272,849	266,014	538,863	522,198

Noninterest expense to total revenue	68.12%	69.04%	68.57%	79.31%
Efficiency ratio (2)	65.50%	66.35%	65.92%	78.50%
_______________________________________
(1)    Includes customer related expense of $26.6 million and $27.8 million for the three months ended June 30, 2025 and March 31, 2025, and $54.3 million and $63.3 million for the six months ended June 30, 2025 and 2024.
(2)    Noninterest expense used for efficiency ratio divided by total revenue.

Adjusted Net Earnings, Net Earnings	Three Months Ended		Six Months Ended
Available to Common and Equivalent	June 30,	March 31,	June 30,
Stockholders, Diluted EPS, and ROAA	2025	2025	2025	2024
	(Dollars in thousands)
Net earnings	$28,385	$53,568	$81,953	$61,185

Earnings before income taxes		$73,061		$87,037
Add: FDIC special assessment		—		4,814
Adjusted earnings before income taxes		73,061		91,851
Adjusted income tax expense (1)		19,493		26,288

Adjustments:
Provision for credit losses related to
transfer of loans to held for sale	$26,289		$26,289
Tax impact of adjustments above (1)	(6,078)		(6,078)
Income tax related adjustments	9,792		9,792
Adjustments to net earnings	30,003		30,003

Adjusted net earnings	58,388	53,568	111,956	65,563
Less: Preferred stock dividends	9,947	9,947	19,894	19,894
Adjusted net earnings available to
common and equivalent stockholders	$48,441	$43,621	$92,062	$45,669

Weighted average diluted common shares
outstanding	158,462	169,434	$163,667	$168,287
Diluted earnings per common share	$0.12	$0.26	$0.38	$0.25
Adjusted diluted earnings per common
share (2)	$0.31	$0.26	$0.56	$0.27

Average total assets	$33,764,149	$33,308,385	$33,537,526	$36,687,587
Return on average assets ("ROAA") (3)	0.34%	0.65%	0.49%	0.34%
Adjusted ROAA (4)	0.69%	0.65%	0.67%	0.36%
___________________________________
(1)     Effective tax rates of 23.12% and 25.30% used for the three months ended June 30, 2025 and March 31, 2025. Effective tax rates of 23.12% and 28.62% used for the six months ended June 30, 2025 and 2024.
(2)     Adjusted net earnings available to common and equivalent stockholders divided by weighted average diluted common shares outstanding.
(3)    Annualized net earnings divided by average assets.
(4)     Annualized adjusted net earnings divided by average assets.

Results of Operations
The Company reported net earnings available to common and equivalent stockholders of $18.4 million, or $0.12 per diluted common share, for the second quarter of 2025. On an adjusted basis, net earnings available to common and equivalent stockholders were $48.4 million for the quarter, or $0.31 per diluted common share.(1) This compares to net earnings available to common and equivalent stockholders of $43.6 million, or $0.26 per diluted common share, for the first quarter of 2025. The second quarter included provision expense, net of tax, of an additional $20.2 million taken during the quarter as a result of transferring $506.7 million of loans to held for sale at their lower of cost or market value. The second quarter also included a one-time non-cash income tax expense of $9.8 million primarily due to the revaluation of deferred tax assets related to recent California state tax changes passed as part of the 2025 California budget.
Second Quarter of 2025 Financial Highlights:
•Total revenue of $272.8 million increased by 3% from the first quarter of 2025 driven by solid loan growth combined with continued prudent expense management.
•Total loans of $24.7 billion (including loans held for sale) increased by 2%, or 9% annualized, from the first quarter of 2025 driven by growth in lender finance loans, equity fund loans, and purchased single-family residential loans.
•Strong loan originations totaled $2.2 billion including production, purchased loans, and unfunded new commitments, with a weighted average interest rate on production of 7.29%.
•Total deposits of $27.5 billion increased by 1%, and interest-bearing deposits of $20.1 billion increased by 2% from the first quarter of 2025.
•Net interest margin up 2 basis points vs. the first quarter of 2025 to 3.10% driven by a higher average yield on loans and leases increasing by 3 basis points and flat cost of funds from the first quarter of 2025.
•Commenced sales process for $506.7 million of loans and completed sales for $30.5 million of such loans during the second quarter. The remaining $476.2 million of loans were transferred to held for sale at a lower of cost or market value of $441.2 million.
•Credit quality metrics improved substantially primarily due to the transfer of loans to held for sale in connection with the strategic loan sales process. Nonperforming, classified, and special mention loans and leases, as a percentage of total loans and leases held for investment, decreased by 19 basis points, 46 basis points, and 115 basis points, respectively, from the first quarter of 2025.
•Results include $9.8 million of one-time non-cash income tax expense largely driven by the reevaluation of deferred tax assets due to California state tax changes enacted under the 2025 California budget.
•Repurchases of 8.8 million shares of common stock at a weighted average price per share of $12.65, or $111.5 million in the aggregate, during the second quarter, and 11.5 million shares of common stock at a weighted average price per share of $13.05, or $150.0 million in the aggregate, in the first half of the year. As of June 30, 2025, the Company had $150.0 million remaining under the stock repurchase authorization.
•Maintained strong capital ratios well above the regulatory thresholds for "well capitalized" banks, including a 12.34% Tier 1 capital ratio and 9.95% CET 1 capital ratio and continued growth in book value per share to $18.58, up 2% vs. the first quarter of 2025 and tangible book value per share(1) to $16.46, up 2% vs. the first quarter of 2025.
___________________________________
(1)    See "- Non-GAAP Financial Measures."

The following table presents financial results and performance ratios for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,
	2025	2025	2025	2024
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$420,509	$406,655	$827,164	$941,293
Interest expense	(180,293)	(174,291)	(354,584)	(482,703)
Net interest income	240,216	232,364	472,580	458,590
Provision for credit losses	(39,100)	(9,300)	(48,400)	(21,000)
Noninterest income	32,633	33,650	66,283	63,608
Operating expense	(185,869)	(183,653)	(369,522)	(426,811)
Acquisition, integration and reorganization costs	—	—	—	12,650
Earnings before income taxes	47,880	73,061	120,941	87,037
Income tax expense	(19,495)	(19,493)	(38,988)	(25,852)
Net earnings	28,385	53,568	81,953	61,185
Preferred stock dividends	(9,947)	(9,947)	(19,894)	(19,894)
Net earnings available to
common and equivalent stockholders	$18,438	$43,621	$62,059	$41,291

Per Common Share Data:
Diluted earnings per share (1)	$0.12	$0.26	$0.38	$0.25
Adjusted diluted earnings per share (1)(2)	$0.31	$0.26	$0.56	$0.27
Book value per share(1)	$18.58	$18.17
Tangible book value per share (1)(2)	$16.46	$16.12

Performance Ratios:
Return on average assets (3)	0.34%	0.65%	0.49%	0.34%
Return on average tangible common equity (2)(3)	3.70%	7.56%	5.59%	4.30%
Net interest margin (3)	3.10%	3.08%	3.09%	2.73%
Yield on average loans and leases (3)	5.93%	5.90%	5.92%	6.13%
Cost of average total deposits (3)	2.13%	2.12%	2.12%	2.63%
Noninterest expense to average total assets (3)	2.21%	2.24%	2.22%	2.27%
Noninterest expense to total revenue (4)	68.12%	69.04%	68.57%	79.31%
Efficiency ratio (2)(5)	65.50%	66.35%	65.92%	78.50%

Capital Ratios (consolidated):
Common equity tier 1 capital ratio	9.95%	10.45%
Tier 1 capital ratio	12.34%	12.86%
Total capital ratio	16.37%	16.93%
Tier 1 leverage capital ratio	9.74%	10.19%
Risk-weighted assets	$26,352,199	$26,104,878
_____________________________
(1)    Shares include non-voting common stock equivalents that are participating securities.
(2)    See "- Non-GAAP Financial Measures."
(3)    Annualized.
(4)    Total revenue equals the sum of net interest income and noninterest income.
(5)    Ratio calculated by dividing noninterest expense (less intangible asset amortization and acquisition, integration and reorganization costs) by total revenue (less gain/loss on sale of securities). See "- Non-GAAP Financial Measures." Noninterest expense includes customer related expense of $26.6 million and $27.8 million for the three months ended June 30, 2025 and March 31, 2025, and $54.3 million and $63.3 million for the six months ended June 30, 2025 and 2024.

Net Interest Income and Net Interest Margin
The following tables summarize the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	June 30, 2025			March 31, 2025
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)	$24,504,319	$362,303	5.93%	$23,788,647	$346,103	5.90%
Investment securities	4,719,954	37,616	3.20%	4,734,037	37,862	3.24%
Deposits in financial institutions	1,872,736	20,590	4.41%	2,088,139	22,690	4.41%
Total interest‑earning assets	31,097,009	420,509	5.42%	30,610,823	406,655	5.39%
Other assets	2,667,140			2,697,562
Total assets	$33,764,149			$33,308,385

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$7,778,882	52,877	2.73%	$7,343,451	47,879	2.64%
Money market	5,412,681	33,615	2.49%	5,415,716	33,003	2.47%
Savings	1,959,987	12,777	2.61%	1,948,649	12,857	2.68%
Time	4,569,490	45,671	4.01%	4,498,268	46,791	4.22%
Total interest‑bearing deposits	19,721,040	144,940	2.95%	19,206,084	140,530	2.97%
Borrowings	1,628,584	20,021	4.93%	1,397,720	18,421	5.34%
Subordinated debt	946,740	15,332	6.50%	942,817	15,340	6.60%
Total interest‑bearing liabilities	22,296,364	180,293	3.24%	21,546,621	174,291	3.28%
Noninterest‑bearing demand deposits	7,583,894			7,714,830
Other liabilities	453,748			522,753
Total liabilities	30,334,006			29,784,204
Stockholders’ equity	3,430,143			3,524,181
Total liabilities and stockholders' equity	$33,764,149			$33,308,385
Net interest income		$240,216			$232,364
Net interest rate spread			2.18%			2.11%
Net interest margin			3.10%			3.08%

Total deposits (2)	$27,304,934	$144,940	2.13%	$26,920,914	$140,530	2.12%
Total funds (3)	$29,880,258	$180,293	2.42%	$29,261,451	$174,291	2.42%
_____________________
(1)    Total loans are net of deferred fees, related direct costs, and premiums and discounts, but exclude the allowance for loan losses. Includes net loan discount accretion of $16.1 million and $16.0 million for the three months ended June 30, 2025 and March 31, 2025.
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

	Six Months Ended
	June 30, 2025			June 30, 2024
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)	$24,148,460	$708,406	5.92%	$25,422,084	$774,318	6.13%
Investment securities	4,726,957	75,478	3.22%	4,690,123	68,139	2.92%
Deposits in financial institutions	1,979,843	43,280	4.41%	3,667,630	98,836	5.42%
Total interest‑earning assets	30,855,260	827,164	5.41%	33,779,837	941,293	5.60%
Other assets	2,682,266			2,907,750
Total assets	$33,537,526			$36,687,587

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$7,562,369	100,756	2.69%	$7,778,540	122,625	3.17%
Money market	5,414,190	66,618	2.48%	5,350,202	74,127	2.79%
Savings	1,954,349	25,634	2.65%	2,019,399	35,026	3.49%
Time	4,534,076	92,462	4.11%	6,191,281	149,135	4.84%
Total interest‑bearing deposits	19,464,984	285,470	2.96%	21,339,422	380,913	3.59%
Borrowings	1,513,790	38,442	5.12%	2,453,003	68,435	5.61%
Subordinated debt	944,790	30,672	6.55%	937,686	33,355	7.15%
Total interest‑bearing liabilities	21,923,564	354,584	3.26%	24,730,111	482,703	3.93%
Noninterest‑bearing demand deposits	7,649,000			7,783,324
Other liabilities	488,060			781,211
Total liabilities	30,060,624			33,294,646
Stockholders’ equity	3,476,902			3,392,941
Total liabilities and stockholders' equity	$33,537,526			$36,687,587
Net interest income		$472,580			$458,590
Net interest rate spread			2.15%			1.67%
Net interest margin			3.09%			2.73%

Total deposits (2)	$27,113,984	$285,470	2.12%	$29,122,746	$380,913	2.63%
Total funds (3)	$29,572,564	$354,584	2.42%	$32,513,435	$482,703	2.99%
_____________________
(1)    Total loans are net of deferred fees, related direct costs, and premiums and discounts, but exclude the allowance for loan losses. Includes net loan discount accretion of $32.1 million and $44.3 million for the six months ended June 30, 2025 and 2024..
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
Second Quarter of 2025 Compared to First Quarter of 2025
Net interest income increased by $7.9 million to $240.2 million for the second quarter from $232.4 million for the first quarter attributable primarily to the following:
•An increase of $16.2 million in interest income from loans due primarily to a higher average balance in the second quarter, higher day count, and higher average yield driven by higher yield on loan production.
This was offset partially by:
•An increase of $4.4 million in interest expense on deposits due primarily to higher average interest-bearing deposit balances in the second quarter and higher day count, offset partially by lower interest rates.

•A decrease of $2.1 million in interest income from deposits in financial institutions driven mainly by a lower average balance as cash was utilized to fund strong loan growth.
•An increase of $1.6 million in interest expense on our borrowings driven primarily by a higher average balance to support loan funding activity and higher day count.
The net interest margin increased to 3.10% for the second quarter, up 2 basis points from 3.08% for the first quarter primarily driven by a higher average yield on interest-earning assets. The average yield on interest-earning assets increased to 5.42% from 5.39%, reflecting a 3 basis point increase in the average yield on loans and leases to 5.93%, due to strong growth in higher yielding loan categories and new loan production at a higher weighted average rate of 7.29%. Average loans and leases also increased by $715.7 million to $24.5 billion, supported by strong loan growth.
The average total cost of funds remained flat at 2.42% for the second quarter. The average cost of borrowings decreased by 41 basis points to 4.93%, driven by the redemption of $174 million of 5.25% Senior Notes and replacement with lower-cost long-term Federal Home Loan Bank of San Francisco ("FHLB") borrowings at a weighted average rate of 3.81%. The average cost of deposits increased slightly to 2.13% from 2.12%. Average deposits increased by $384.0 million, with a $515.0 million increase in interest-bearing deposits, offset partially by a $130.9 million decrease in noninterest-bearing deposits as the need to fund strong loan growth drove a mix shift towards interest-bearing deposits. Average noninterest-bearing deposits represented 27.8% of average total deposits in the second quarter and 28.7% in the first quarter.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Net interest income increased by $14.0 million to $472.6 million for the six months ended June 30, 2025 from $458.6 million for the six months ended June 30, 2024 attributable primarily to the following:
•A decrease of $95.4 million in interest expense on deposits due primarily to lower interest paid on interest-bearing deposits as a result of deposit rate repricing driven by the 100 basis points of federal funds rate cuts in the second half of 2024 and lower average balance due mainly to the paydown of brokered deposits.
•A decrease of $30.0 million in interest expense on borrowings driven by lower average balance resulting from the payoff of higher-cost Bank Term Funding Program ("BTFP") borrowings in 2024, which were partially replaced with lower-cost long-term FHLB advances and lower market interest rates.
•An increase of $7.3 million in interest income from investment securities reflecting the benefits from 2024 balance sheet repositioning actions and reinvestment in higher-yield securities.
This was offset partially by:
•A decrease of $65.9 million in interest income from loans due primarily to a lower average balance attributable mainly to the sale in July 2024 of $1.95 billion of Civic loans, lower net loan discount accretion, and lower market interest rates reflective of the federal funds rate cuts.
•A decrease of $55.6 million in interest income from deposits in financial institutions primarily driven by lower balances, as we maintained a lower cash target level, and lower market interest rates.
The net interest margin increased to 3.09% for the six months ended June 30, 2025, up 36 basis points from 2.73% for the six months ended June 30, 2024. The year-over-year improvement was primarily driven by a 57 basis point decrease in the average total cost of funds to 2.42%, offset partially by a 19 basis point decrease in the average yield on interest-earning assets to 5.41%.
The average total cost of funds decreased by 57 basis points to 2.42%, driven by lower market interest rates and a shift in mix. The average cost of deposits decreased 51 basis points to 2.12%, reflecting the impact of federal funds rate cuts in the second half of 2024. Average total deposits decreased by $2.0 billion year over year, including a $1.9 billion reduction in average interest-bearing deposits and a $134.3 million decrease in average noninterest-bearing deposits. Average noninterest-bearing deposits represented 28.2% of average total deposits for the six months ended June 30, 2025 compared to 26.7% for the comparable period in 2024. The average cost of borrowings also decreased by 49 basis points to 5.12%, reflecting the paydown of higher-cost BTFP borrowings in the prior year and their replacement with lower-cost long-term FHLB advances.

The average yield on interest-earning assets decreased 19 basis points to 5.41%, primarily due to a 101 basis point decrease in the average yield on deposits in financial institutions, and a 21 basis point decrease in average yield on loans and leases, offset partially by a 30 basis point increase in the average yield on investment securities. The average yield on deposits in financial institutions decreased to 4.41% from 5.42% driven by the federal funds rate cuts described above, while the average yield on loans and leases decreased to 5.92% from 6.13%, driven by lower net loan discount accretion and market rates. The average yield on investment securities increased to 3.22% from 2.92%, reflecting continued benefits from 2024 balance sheet repositioning actions and reinvestment in higher-yield assets. Average deposits in financial institutions decreased by $1.7 billion to $2.0 billion, as we maintained a lower cash position.
Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and securities and information regarding credit quality metrics for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,
	2025	2025	2025	2024
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for loan and lease losses	$38,580	$9,700	$48,280	$23,000
(Reduction in) addition to reserve for unfunded loan commitments	(350)	500	150	(2,000)
Total loan-related provision	38,230	10,200	$48,430	$21,000
Addition to (reduction in) allowance for held-to-maturity securities	95	(900)	(805)	—
Addition to allowance for available-for-sale securities	775	—	775	—
Total securities-related provision	870	(900)	(30)	—
Total provision for credit losses	$39,100	$9,300	$48,400	$21,000

Credit Quality Metrics:
Net charge-offs on loans and leases held for investment (1)	$44,222	$14,074	$58,296	$56,925
Annualized net charge-offs to average loans and leases	0.72%	0.24%	0.49%	0.45%
At quarter-end:
Allowance for credit losses	$258,565	$264,557
Allowance for credit losses to loans and leases held for investment	1.07%	1.10%
Allowance for credit losses to nonaccrual loans and leases held
for investment	154.4%	123.9%
Nonaccrual loans and leases held for investment	$167,516	$213,480
Nonaccrual loans and leases held for investment to loans and leases
held for investment	0.69%	0.88%
Classified loans and leases held for investment	$656,556	$764,723
Special mention loans and leases held for investment	$661,568	$937,014
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

Second Quarter of 2025 Compared to First Quarter of 2025
The provision for credit losses was $39.1 million for the second quarter compared to $9.3 million for the first quarter. The second quarter provision included a provision of loan losses of $38.6 million, offset partially by a $0.4 million reversal of the provision for unfunded loan commitments, and a provision for credit losses on investment securities of $0.9 million.
The second quarter provision for loan losses included $26.3 million related to loans transferred to held for sale for the strategic loan sales process. The remaining $12.3 million provision for loan losses was primarily driven by net charge-off activity experienced during the quarter, an increase in the quantitative reserve driven by the updated economic forecast, and an increase in the qualitative reserve related to loans secured by office properties.
The first quarter provision included a $9.7 million provision for loan losses and a $0.5 million provision for unfunded loan commitments, offset partially by a $0.9 million reversal of the provision for credit losses related to investment securities. The first quarter provision for loans and unfunded loan commitments was primarily driven by net charge-off activity experienced during the quarter, offset partially by lower specific reserves and changes in portfolio mix driven by growth in loan segments with low expected credit losses.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The provision for credit losses was $48.4 million for the six months ended June 30, 2025 compared to $21.0 million for the six months ended June 30, 2024. The provision for the six months ended June 30, 2025 primarily included a provision for loan losses of $48.3 million and a provision for unfunded loan commitments of $0.2 million.
The provision for the six months ended June 30, 2025 included $26.3 million related to loans transferred to held for sale. The remaining provision for loans and unfunded loan commitments was primarily driven by net charge-off activity experienced in the first half of the year, with additional impacts from risk rating migration activity. These were offset partially by lower specific reserves and a favorable shift in the portfolio mix due to growth in loan segments with lower expected credit losses.
The provision for loans and unfunded loan commitments for the six months ended June 30, 2024 included a $23.0 million provision for loan losses and a $2.0 million reversal of the provision for unfunded loan commitments. The provision for the six months ended June 30, 2024 was generally due to higher net charge-offs and higher qualitative reserves, offset partially by the reserves released for the Civic loans transferred to held for sale in the second quarter of 2024.
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

Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,
Noninterest Income	2025	2025	2025	2024
	(In thousands)
Leased equipment income	$10,231	$10,784	$21,015	$23,203
Commissions and fees	9,641	9,958	19,599	16,771
Service charges on deposit accounts	4,456	4,543	8,999	9,245
Gain on sale of loans and leases	30	211	241	687
Dividends and (loss) gains on equity investments	(114)	2,323	2,209	4,234
Warrant income (loss)	1,227	(295)	932	(146)
LOCOM HFS adjustment	(9)	—	(9)	292
Other	7,171	6,126	13,297	9,322
Total noninterest income	$32,633	$33,650	$66,283	$63,608
Second Quarter of 2025 Compared to First Quarter of 2025
Noninterest income decreased by $1.0 million to $32.6 million for the second quarter from $33.7 million for the first quarter due mainly to a $2.4 million decrease in dividends and gains on equity investments, offset partially by a $1.5 million increase in warrant income. The decrease in dividends and gains on equity investments was primarily related to fair value losses in the second quarter on SBIC investments compared to fair value gains in the first quarter. The increase in warrant income was driven by higher gains from warrant exercises.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Noninterest income increased by $2.7 million to $66.3 million for the six months ended June 30, 2025 from $63.6 million for the six months ended June 30, 2024 due mainly to increases of $4.0 million in other income and $2.8 million in commissions and fees, offset partially by decreases of $2.2 million in leased equipment income and $2.0 million in dividends and gains on equity investments. The increase in other income was due mainly to a $2.6 million increase in the fair value mark on the credit-linked notes and a $1.1 million increase in gain on termination of leases. The increase in commissions and fees was due principally to higher loan-related fee income and higher customer service fees. The decrease in dividends and gains on equity investments was due mostly to lower fair value net gains in the first half of 2025 on SBIC investments compared to the same period in 2024.

Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,
Noninterest Expense	2025	2025	2025	2024
	(In thousands)
Compensation	$88,362	$86,417	$174,779	$178,150
Customer related expense	26,577	27,751	54,328	63,324
Occupancy	15,473	15,010	30,483	35,423
Information technology and data processing	13,073	15,099	28,172	30,877
Insurance and assessments	9,403	7,283	16,686	46,892
Intangible asset amortization	7,159	7,160	14,319	16,888
Leased equipment depreciation	6,700	6,741	13,441	15,031
Other professional services	6,406	4,513	10,919	10,258
Loan expense	4,050	2,930	6,980	8,823
Other	8,666	10,749	19,415	21,145
Total operating expense	185,869	183,653	369,522	426,811
Acquisition, integration and reorganization costs	—	—	—	(12,650)
Total noninterest expense	$185,869	$183,653	$369,522	$414,161
Second Quarter of 2025 Compared to First Quarter of 2025
Noninterest expense increased by $2.2 million to $185.9 million for the second quarter from $183.7 million for the first quarter due mainly to increases of $2.1 million in insurance and assessments and $1.9 million in compensation expense, offset partially by a decrease of $2.0 million in information technology and data processing expenses. Insurance assessments increased mainly due to lower FDIC assessment and FDIC expense true-ups in the first quarter. Compensation expense increased mainly driven by higher incentive and equity compensation reversals related to staff exits in the prior quarter. Information technology and data processing decreased mainly driven by lower software subscription costs and certain expense true-ups.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Noninterest expense decreased by $44.6 million to $369.5 million for the six-month period ended June 30, 2025 due mainly to decreases of $30.2 million in insurance and assessments, $9.0 million in customer related expenses, $4.9 million in occupancy, $3.4 million in compensation expense, and $13.1 million in all of the other expense categories, offset partially by an increase of $12.7 million in acquisition, integration and reorganization costs, as the prior-year period included a reversal of previously accrued merger-related costs due to lower actual expenses and there are no merger-related costs in the current year. Insurance and assessment decreased primarily due to incremental FDIC special assessments recorded in the first quarter of 2024, resulting from higher assessment rates. Customer related expense decreased due to lower earnings credit rate expenses, which were impacted by the lower federal funds rate. Occupancy decreased reflecting cost savings from branch consolidations following the merger. Compensation expense decreased primarily driven by reduced headcount following the merger.

Income Taxes
Second Quarter of 2025 Compared to First Quarter of 2025
Income tax expense of $19.5 million was recorded for the second quarter resulting in an effective tax rate of 40.7% compared to income tax expense of $19.5 million and an effective tax rate of 26.7% for the first quarter.
The 40.7% effective tax rate in the second quarter of 2025 included a one-time non-cash income tax expense of $9.8 million due primarily to the revaluation of deferred tax assets ("DTA") related to the California state tax changes passed as part of the 2025 California budget enacted on June 30, 2025 and effective retroactively to January 1, 2025. We expect our tax rate going forward to be positively impacted by this state tax rule change.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Income tax expense of $39.0 million was recorded for the six-month period ended June 30, 2025 resulting in an effective tax rate of 32.2% compared to income tax expense of $25.9 million and an effective tax rate of 29.7% for the comparable period in 2024. The higher 2025 year-to-date effective tax rate was due primarily to the one-time non-cash tax expense related to the DTA revaluation recorded in the second quarter of 2025.
Balance Sheet Analysis
The following table provides a summary of our balance sheet highlights as of the dates indicated:

	June 30,	December 31,	Increase
Balance Sheet Highlights	2025	2024	(Decrease)
	(In thousands)
Cash and cash equivalents	$2,353,552	$2,502,212	$(148,660)
Securities available-for-sale	2,246,174	2,246,839	(665)
Securities held-to-maturity	2,316,725	2,306,149	10,576
Loans held for sale	465,571	26,331	439,240
Loans and leases held for investment	24,245,893	23,781,663	464,230
Total loans and leases	24,711,464	23,807,994	903,470
Total assets	34,250,453	33,542,864	707,589

Noninterest-bearing deposits	$7,441,116	$7,719,913	$(278,797)
Total deposits	27,528,433	27,191,909	336,524
Borrowings	1,917,180	1,391,814	525,366
Subordinated debt	949,213	941,923	7,290
Total liabilities	30,823,610	30,042,915	780,695
Total stockholders' equity	3,426,843	3,499,949	(73,106)
Cash and Cash Equivalents
Cash and cash equivalents decreased by $148.7 million to $2.4 billion at June 30, 2025 compared to $2.5 billion at December 31, 2024, primarily attributable to the use of cash to support loan growth in the first half of the year.

Securities Available-for-Sale
The following table presents the composition and durations of our AFS securities as of the dates indicated:

	June 30, 2025			December 31, 2024
	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency residential MBS	$849,865	38%	7.7	$861,840	38%	7.6
Agency residential CMOs	538,069	24%	2.6	446,631	20%	3.2
Private label residential CMOs	276,456	12%	4.0	316,910	14%	3.9
Collateralized loan obligations	228,247	10%	—	279,416	12%	0.3
Corporate debt securities	263,138	12%	1.1	257,712	12%	1.4
Agency commercial MBS	60,872	3%	3.8	51,564	2%	1.9
Asset-backed securities	14,402	1%	0.1	15,600	1%	0.1
Private label commercial MBS	10,624	—%	3.4	12,372	1%	3.6
SBA securities	3,899	—%	3.1	4,200	—%	3.2
Municipal securities	602	—%	0.7	594	—%	3.7
Total securities available-for-sale	$2,246,174	100%	4.3	$2,246,839	100%	4.4
AFS securities decreased by $0.7 million to $2.2 billion at June 30, 2025 compared to $2.2 billion at December 31, 2024. The decrease was primarily driven by $209.7 million of principal paydowns, $3.7 million of net amortization, and a $0.8 million provision for credit losses, offset partially by purchases of $166.9 million and a $46.7 million increase in the fair value of AFS securities due to lower interest rates. As principal paydowns occurred, we reinvested in higher-yield securities to enhance our investment yield.
As of June 30, 2025, AFS securities had aggregate unrealized net after-tax losses in AOCI of $166.6 million compared to $200.1 million at December 31, 2024. The decrease in the AFS unrealized net losses related primarily to lower interest rates and the resulting impact on valuations.
Securities Held-to-Maturity
The following table presents the composition and duration of our HTM securities as of the dates indicated:

	June 30, 2025			December 31, 2024
	Amortized	% of	Duration	Amortized	% of	Duration
Security Type	Cost	Total	(in years)	Cost	Total	(in years)
	(Dollars in thousands)
Municipal securities	$1,253,568	54%	8.5	$1,251,364	55%	8.0
Agency commercial MBS	443,875	19%	5.5	440,476	19%	5.9
Private label commercial MBS	357,825	16%	5.2	355,342	15%	5.6
U.S. Treasury securities	191,487	8%	5.4	189,985	8%	5.9
Corporate debt securities	70,665	3%	4.3	70,482	3%	4.0
Total securities held-to-maturity	$2,317,420	100%	7.1	$2,307,649	100%	7.0
HTM securities increased by $10.6 million to $2.3 billion at June 30, 2025 compared to $2.3 billion at December 31, 2024. The increase was primarily due to the accretion of $16.7 million of the remaining unrealized losses balance deferred in other comprehensive income ("OCI") from a prior transfer of securities from AFS to HTM on June 1, 2022, and the release of $0.8 million in credit loss reserve, offset partially by $6.3 million of net amortization and $0.6 million of principal paydowns.
As of June 30, 2025, HTM securities had aggregate unrealized net after-tax losses in AOCI of $145.9 million remaining from the balance established at the time of the AFS to HTM transfer, compared to $157.9 million at December 31, 2024.

The following table shows the geographic composition of the majority of our HTM municipal securities portfolio as of the date indicated:

	June 30, 2025
	Amortized	% of
Municipal Securities by State	Cost	Total
	(Dollars in thousands)
California	$315,040	25%
Texas	277,997	22%
Washington	188,183	15%
Oregon	80,534	6%
Maryland	64,199	5%
Georgia	55,305	4%
Colorado	48,505	4%
Minnesota	34,660	3%
Tennessee	31,104	3%
Florida	21,952	2%
Total of ten largest states	1,117,479	89%
All other states	136,089	11%
Total municipal securities held-to-maturity	$1,253,568	100%

Loans and Leases Held for Investment
The following table presents the composition of our loans and leases held for investment by loan portfolio segment, class, and subclass as of the dates indicated:

	June 30, 2025		December 31, 2024
		% of		% of
Loan and Lease Portfolio	Balance	Total	Balance	Total
	(Dollars in thousands)
Real Estate Mortgage:
Commercial real estate	$3,348,261	13%	$3,540,612	15%
SBA program	623,432	3%	630,412	2%
Hotel	397,708	2%	407,748	2%
Total commercial real estate mortgage	4,369,401	18%	4,578,772	19%
Multi-family	6,280,791	26%	6,041,713	26%
Residential mortgage	3,082,834	13%	2,682,667	11%
Investor-owned residential	65,510	—%	102,778	1%
Residential renovation	9,272	—%	21,729	—%
Total other residential real estate	3,157,616	13%	2,807,174	12%
Total real estate mortgage	13,807,808	57%	13,427,659	57%
Real Estate Construction and Land:
Commercial	381,449	1%	799,131	3%
Residential	1,920,642	8%	2,373,162	10%
Total real estate construction and land (1)	2,302,091	9%	3,172,293	13%
Total real estate	16,109,899	66%	16,599,952	70%
Commercial:
Lender finance	1,190,285	5%	727,913	3%
Equipment finance	644,733	2%	621,888	3%
Premium finance	473,321	2%	546,393	2%
Other asset-based	154,012	1%	191,775	1%
Total asset-based	2,462,351	10%	2,087,969	9%
Equity fund loans	1,194,219	5%	746,655	3%
Venture lending	808,382	3%	791,121	3%
Total venture capital	2,002,601	8%	1,537,776	6%
Secured business loans	756,964	3%	756,612	3%
Warehouse lending	1,610,354	7%	1,473,074	6%
Other lending	920,987	4%	923,398	4%
Total other commercial	3,288,305	14%	3,153,084	13%
Total commercial	7,753,257	32%	6,778,829	28%
Consumer	382,737	2%	402,882	2%
Total loans and leases held for investment	$24,245,893	100%	$23,781,663	100%

Total unfunded loan commitments	$4,673,596		$4,887,690
 ________________________________
(1)    Includes land and acquisition and development loans of $200.6 million at June 30, 2025 and $223.9 million at December 31, 2024.

Total loans and leases held for investment increased by $464.2 million and totaled $24.2 billion at June 30, 2025 compared to $23.8 billion at December 31, 2024. The increase in loans and leases held for investment was due primarily to increased balances in the venture capital, asset-based, other residential real estate mortgage mainly from purchased single-family residential loans, multi-family, and other commercial loan portfolios, offset partially by a decrease in the real estate construction and land loan segment and the commercial real estate mortgage loan portfolios.
In the second quarter of 2025, we commenced a strategic loan sale process and transferred $506.7 million of loans to held for sale. As of June 30, 2025, $30.5 million of these loans had been sold, and the remaining $476.2 million were transferred to held for sale at a lower of cost or market value of $441.2 million, which included commercial real estate construction loans of $258.4 million, commercial real estate mortgage loans of $163.2 million, and multi-family loans of $19.6 million. While many of the loans being sold have sufficient collateral values, they have attributes that drive credit migration, and as a result we have commenced the sales process for these loans.
The following table presents a roll forward of loans and leases held for investment for the period indicated:

Six Months Ended
Roll Forward of Loans and Leases Held for Investment	June 30, 2025
(In thousands)
Balance, beginning of period	$23,781,663
Additions:
Production	2,100,659
Disbursements	2,652,527
Total production and disbursements	4,753,186
Reductions:
Payoffs	(2,053,313)
Paydowns	(1,693,043)
Total payoffs and paydowns	(3,746,356)
Sales	(32,180)
Transfers to foreclosed assets	(5,673)
Charge-offs	(63,499)
Transfers to loans held for sale	(441,248)
Total reductions	(4,288,956)
Net increase	464,230
Balance, end of period	$24,245,893

Real Estate Loans Held for Investment
Our real estate loan portfolio encompasses commercial real estate mortgage, residential real estate mortgage, and real estate construction and land loans. As of June 30, 2025 and December 31, 2024, the real estate loan comprised 66% and 70%, respectively of the total loan portfolio. The following table presents the geographic composition of our real estate loans held for investment by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	June 30, 2025		December 31, 2024
		% of		% of
Real Estate Loans by State	Balance	Total	Balance	Total
	(Dollars in thousands)
California	$11,546,750	72%	$11,722,323	71%
Colorado	1,169,165	7%	1,224,295	7%
Texas	564,217	4%	542,312	3%
Florida	444,817	3%	437,987	3%
Arizona	383,595	2%	540,726	3%
Washington	381,691	2%	393,584	2%
Nevada	308,770	2%	388,627	2%
Oregon	291,581	2%	307,088	2%
Utah	145,913	1%	147,205	1%
Illinois	60,648	—%	106,463	1%
Total of 10 largest states	15,297,147	95%	15,810,610	95%
All other states	812,752	5%	789,342	5%
Total real estate loans held for investment	$16,109,899	100%	$16,599,952	100%
At June 30, 2025 and December 31, 2024, 72% and 71% of our real estate loans were collateralized by property located in California because our full-service branches and our community banking activities are primarily located in California.
Loans and Leases Held for Sale
Total loans and leases held for sale increased by $439.2 million and totaled $465.6 million at June 30, 2025 compared to $26.3 million at December 31, 2024. The increase in loans held for sale was primarily driven by the transfer as discussed above related to the strategic loan sales process commenced in the second quarter of 2025.

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
For the second quarter of 2025, we used the Moody’s June 30, 2025 Baseline and S2 Downside 75th Percentile for the calculation of our quantitative component. The weightings of the scenarios were based on management’s current expectations for the economic forecast, acknowledging the risk of recession over our reasonable and supportable forecast period and the current economic uncertainty.
During the quarter, the total ACL decreased when compared to the previous quarter which was driven by a decrease in the quantitative reserve that was partially offset by an increase in the qualitative reserves. The primary drivers behind lower quantitative reserves was the sale or reclassification of more than $500 million of loans to held for sale during the quarter and net charge-off activity. The decrease in quantitative reserves was partially offset by updates to the macro-economic forecast, including the scenario weighting, and higher qualitative reserves. Growth in the loans held for investment portfolio during the quarter was primarily in portfolios with lower expected credit losses, such as warehouse lending, equity fund loans, and lender finance, while portfolios requiring higher reserves, such as commercial real estate and commercial construction, have lower overall balances.
As part of our ACL methodology, we consistently incorporate the use of qualitative factors in determining the overall ACL to capture risks that may not be appropriately reflected in our quantitative models. Such qualitative factors may include, but are not limited to: economic conditions not captured in in the quantitative reserve; collateral dependency related to certain loan portfolios including loans secured by office properties that were directly impacted by flexible/hybrid work environment; concentrations of credit within the loan portfolio including the commercial real estate portfolio; the quality of the Company’s credit review system; the volume and severity of adversely classified financial assets; the Company’s lending policies and procedures; and the effect of other external factors such as the regulatory and legal environments. During the second quarter of 2025, reserves associated with the qualitative adjustments increased when compared to the prior quarter. Primary qualitative adjustments were related to loans secured by office properties and concentration of credit associated with commercial real estate loans, multi-family loans, and construction loans.

The use of different economic forecasts, whether based on different scenarios, the use of multiple or single scenarios, or updated economic forecasts and scenarios, can change the outcome of the calculations. In addition to the economic forecasts, there are numerous components and assumptions that are integral to the overall estimation of the ACL. As part of our ACL process, sensitivity analyses are performed to assess how changing certain assumptions could impact the estimated ACL. At times, these analyses can provide information to further assist management in making decisions related to certain assumptions. We calculated alternative values for our ACL using various alternative forecast scenarios weightings and the calculated amounts for the quantitative component differed from the probability-weighted multiple scenario forecast ranging from increasing the dollar amount of the quantitative component of the ACL by 4.8% to lower reserves by 5.2%. However, from a sensitivity analysis perspective, changing key assumptions such as the macro-economic variable inputs from the economic forecasts, the reasonable and supportable forecast period, prepayment rates, loan segmentation, historical loss factors and/or periods, among others, would all change the outcome of the quantitative components of the ACL. Those results would then need to be assessed from a qualitative perspective, potentially requiring further adjustments to the qualitative component to arrive at a reasonable and appropriate ACL.
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
The following table presents information regarding the ACL on loans and leases held for investment as of the dates indicated:

	June 30,	December 31,
Allowance for Credit Losses Data	2025	2024
	(Dollars in thousands)
Allowance for loan and lease losses	$229,344	$239,360
Reserve for unfunded loan commitments	29,221	29,071
Total allowance for credit losses	$258,565	$268,431

Allowance for loan and lease losses to loans and leases held for investment	0.95%	1.01%
Allowance for credit losses to loans and leases held for investment	1.07%	1.13%

The following table presents the changes in our ACL on loans and leases held for investment for the periods indicated:

	Three Months Ended		Six Months Ended
Roll Forward of Allowance for Credit Losses	June 30,	March 31,	June 30,
on Loans and Leases Held for Investment	2025	2025	2025	2024
	(Dollars in thousands)
Balance, beginning of period	$264,557	$268,431	$268,431	$311,258
Provision for credit losses:
Addition to allowance for loan and lease losses	38,580	9,700	48,280	23,000
(Reduction in) addition to reserve for unfunded
loan commitments	(350)	500	150	(2,000)
Total provision for credit losses	38,230	10,200	48,430	21,000
Loans and leases charged off:
Real estate mortgage	(16,080)	(5,789)	(21,869)	(56,358)
Real estate construction and land	(21,536)	—	(21,536)	—
Commercial	(8,593)	(9,582)	(18,175)	(3,852)
Consumer	(739)	(1,180)	(1,919)	(2,874)
Total loans and leases charged off	(46,948)	(16,551)	(63,499)	(63,084)
Recoveries on loans and leases charged off:
Real estate mortgage	298	312	610	2,320
Real estate construction and land	—	—	—	—
Commercial	2,288	2,103	4,391	3,703
Consumer	140	62	202	136
Total recoveries on loans and leases charged off	2,726	2,477	5,203	6,159
Net charge-offs	(44,222)	(14,074)	(58,296)	(56,925)
Balance, end of period	$258,565	$264,557	$258,565	$275,333

Annualized net charge-offs to
average loans and leases	0.72%	0.24%	0.49%	0.45%

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,
Allowance for Credit Losses Charge-offs	2025	2025	2025	2024
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$12,116	$4,701	$16,817	$20,183
SBA program	277	306	583	700
Hotel	—	—	—	—
Total commercial real estate mortgage	12,393	5,007	17,400	20,883
Multi-family	3,275	—	3,275	—
Residential mortgage	—	129	129	—
Investor-owned residential	242	526	768	34,424
Residential renovation	170	127	297	1,051
Total other residential real estate	412	782	1,194	35,475
Total real estate mortgage	16,080	5,789	21,869	56,358
Real Estate Construction and Land:
Commercial	21,536	—	21,536	—
Residential	—	—	—	—
Total real estate construction and land	21,536	—	21,536	—
Total real estate	37,616	5,789	43,405	56,358
Commercial:
Lender finance	—	—	—	—
Equipment finance	—	—	—	—
Premium finance	—	—	—	—
Other asset-based	—	—	—	92
Total asset-based	—	—	—	92
Equity fund loans	—	—	—	—
Venture lending	136	5,121	5,257	2,414
Total venture capital	136	5,121	5,257	2,414
Secured business loans	3,053	524	3,577	211
Warehouse lending	—	—	—	—
Other lending	5,404	3,937	9,341	1,135
Total other commercial	8,457	4,461	12,918	1,346
Total commercial	8,593	9,582	18,175	3,852
Consumer	739	1,180	1,919	2,874
Total charge-offs	$46,948	$16,551	$63,499	$63,084

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,
Allowance for Credit Losses Recoveries	2025	2025	2025	2024
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$234	$78	$312	$328
SBA program	34	162	196	225
Hotel	—	—	—	—
Total commercial real estate mortgage	268	240	508	553
Multi-family	—	—	—	500
Residential mortgage	5	11	16	2
Investor-owned residential	—	—	—	600
Residential renovation	25	61	86	665
Total other residential real estate	30	72	102	1,267
Total real estate mortgage	298	312	610	2,320
Real Estate Construction and Land:
Commercial	—	—	—	—
Residential	—	—	—	—
Total real estate construction and land	—	—	—	—
Total real estate	298	312	610	2,320
Commercial:
Lender finance	—	—	—	—
Equipment finance	—	—	—	—
Premium finance	5	4	9	—
Other asset-based	—	—	—	50
Total asset-based	5	4	9	50
Equity fund loans	—	—	—	—
Venture lending	—	50	50	461
Total venture capital	—	50	50	461
Secured business loans	195	301	496	319
Warehouse lending	—	—	—	—
Other lending	2,088	1,748	3,836	2,873
Total other commercial	2,283	2,049	4,332	3,192
Total commercial	2,288	2,103	4,391	3,703
Consumer	140	62	202	136
Total recoveries	$2,726	$2,477	$5,203	$6,159

Credit Quality
The overall quality of our loan portfolio remains strong, supported by disciplined underwriting, borrower strength, and robust credit metrics. Credit quality metrics improved primarily due to the transfer of loans to held for sale in connection with the strategic loan sales process in the second quarter of 2025. These sales and transfers contributed to broad-based improvements across key credit quality metrics.
Nonperforming Assets, Classified Loans and Leases, and Special Mention Loans and Leases
The following table presents information on our nonperforming assets, classified loans and leases, and special mention loans and leases as of the dates indicated:

	June 30,	December 31,
	2025	2024
	(Dollars in thousands)
Nonaccrual loans and leases held for investment	$167,516	$189,605
Accruing loans contractually past due 90 days or more	—	—
Total nonperforming loans and leases	167,516	189,605
Foreclosed assets, net	7,806	9,734
Total nonperforming assets	$175,322	$199,339

Classified loans and leases held for investment	$656,556	$563,502
Special mention loans and leases held for investment	$661,568	$1,097,315
Nonaccrual loans and leases held for investment to loans and leases held for investment	0.69%	0.80%
Nonperforming assets to loans and leases held for investment and foreclosed assets, net	0.72%	0.84%
Classified loans and leases held for investment to loans and leases held for investment	2.71%	2.37%
Special mention loans and leases held for investment to loans and leases held for investment	2.73%	4.61%
Allowance for credit losses to nonaccrual loans and leases held for investment	154.4%	141.6%

Nonaccrual Loans and Leases Held for Investment
The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	June 30, 2025		December 31, 2024		Increase (Decrease)
		Accruing		Accruing		Accruing
		and 30-89		and 30-89		and 30-89
		Days Past		Days Past		Days Past
	Nonaccrual	Due	Nonaccrual	Due	Nonaccrual	Due
	(In thousands)
Real estate mortgage:
Commercial	$98,112	$537	$97,655	$—	$457	$537
Multi-family	22,594	—	22,763	9,442	(169)	(9,442)
Other residential	39,396	37,342	46,788	34,417	(7,392)	2,925
Total real estate mortgage	160,102	37,879	167,206	43,859	(7,104)	(5,980)
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Total real estate construction and land	—	—	—	—	—	—
Commercial:
Asset-based	1,731	171	1,940	1,795	(209)	(1,624)
Venture capital	—	—	6,291	—	(6,291)	—
Other commercial	4,967	628	13,544	2,331	(8,577)	(1,703)
Total commercial	6,698	799	21,775	4,126	(15,077)	(3,327)
Consumer	716	2,220	624	2,804	92	(584)
Total held for investment	$167,516	$40,898	$189,605	$50,789	$(22,089)	$(9,891)
Nonperforming loans and leases held for investment decreased by $22.1 million to $167.5 million at June 30, 2025 compared to $189.6 million at December 31, 2024, due mainly to charge-offs of $19.8 million, transfers to accrual status of $16.8 million, transfers to held for sale of $5.7 million, and principal and other reductions of $60.1 million, offset partially by additions of $80.3 million. As of June 30, 2025, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $65.7 million and represented 39% of total nonaccrual loans and leases.
Loans and leases accruing and 30-89 days past due decreased by $9.9 million to $40.9 million as of June 30, 2025 compared to $50.8 million at December 31, 2024, due mainly to a decrease of $9.4 million in multi-family real estate mortgage delinquent loans.
Foreclosed Assets, Net
The following table presents foreclosed assets (primarily OREO), net of the valuation allowance, by property type as of the dates indicated:

	June 30,	December 31,
Property Type	2025	2024
	(In thousands)
Single-family residential	$7,786	$9,714
Total OREO, net	7,786	9,714
Other foreclosed assets	20	20
Total foreclosed assets, net	$7,806	$9,734
Foreclosed assets decreased by $1.9 million to $7.8 million at June 30, 2025 compared to $9.7 million at December 31, 2024, due mainly to sales of $7.0 million and a provision for losses of $0.6 million, offset partially by transfers from loans of $5.7 million.

Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment as of the dates indicated:

	June 30,	December 31,
Loan and Lease Credit Risk Ratings	2025	2024
	(In thousands)
Pass	$22,927,769	$22,120,846
Special mention	661,568	1,097,315
Classified	656,556	563,502
Total loans and leases held for investment	$24,245,893	$23,781,663
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
The following table presents the classified and special mention credit risk rating categories for loans and leases held for investment by loan portfolio segment and class and the related net changes as of the dates indicated:

	June 30, 2025		December 31, 2024		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$217,527	$203,295	$301,278	$348,014	$(83,751)	$(144,719)
Multi-family	189,963	188,564	113,164	202,690	76,799	(14,126)
Other residential	39,411	1,258	47,993	14,351	(8,582)	(13,093)
Total real estate mortgage	446,901	393,117	462,435	565,055	(15,534)	(171,938)
Real estate construction and land:
Commercial	69,324	29,501	—	148,024	69,324	(118,523)
Residential	3,124	—	—	203,220	3,124	(203,220)
Total real estate construction and land	72,448	29,501	—	351,244	72,448	(321,743)
Commercial:
Asset-based	33,771	43,518	5,003	9,547	28,768	33,971
Venture capital	87,196	152,466	75,406	125,320	11,790	27,146
Other commercial	15,172	37,901	19,949	38,741	(4,777)	(840)
Total commercial	136,139	233,885	100,358	173,608	35,781	60,277
Consumer	1,068	5,065	709	7,408	359	(2,343)
Total	$656,556	$661,568	$563,502	$1,097,315	$93,054	$(435,747)

Classified loans and leases increased by $93.1 million to $656.6 million at June 30, 2025 compared to $563.5 million at December 31, 2024, due mainly to increases of $76.8 million in multi-family real estate mortgage classified loans, $69.3 million in commercial real estate construction and land classified loans, and $28.8 million in commercial asset-based classified loans, offset partially by a decrease of $83.8 million in commercial real estate mortgage classified loans primarily due to the transfer of loans to held for sale in connection with the strategic loan sales process.
Special mention loans and leases decreased by $435.7 million to $661.6 million at June 30, 2025 compared to $1.1 billion at December 31, 2024, due mainly to decreases of $203.2 million in residential real estate construction and land special mention loans resulting from credit migration out of the category, as well as $144.7 million in commercial real estate mortgage special mention loans and $118.5 million in commercial real estate construction and land special mention loans primarily due to the transfer of loans to held for sale in connection with the strategic loan sales process. These decreases were offset partially by increases of $34.0 million in commercial asset-based special mention loans and $27.1 million in venture capital special mention loans.

Deposits
The following table presents the composition of our deposit portfolio by account type as of the dates indicated:

	June 30, 2025		December 31, 2024
		% of		% of	Increase
Deposit Type	Balance	Total	Balance	Total	(Decrease)
	(Dollars in thousands)
Noninterest-bearing checking	$7,441,116	27%	$7,719,913	28%	$(278,797)
Interest-bearing:
Checking	7,974,452	29%	7,610,705	28%	363,747
Money market	5,375,080	20%	5,361,635	20%	13,445
Savings	1,932,906	7%	1,933,232	7%	(326)
Time:
Non-brokered	2,492,890	9%	2,488,217	9%	4,673
Brokered	2,311,989	8%	2,078,207	8%	233,782
Total time deposits	4,804,879	17%	4,566,424	17%	238,455
Total interest-bearing	20,087,317	73%	19,471,996	72%	615,321
Total deposits	$27,528,433	100%	$27,191,909	100%	$336,524
The following table presents time deposits based on the $250,000 FDIC insured limit as of the dates indicated:

	June 30, 2025		December 31, 2024
		% of		% of
		Total		Total
Time Deposits	Balance	Deposits	Balance	Deposits
	(Dollars in thousands)
Time deposits $250,000 and under	$3,667,221	13%	$3,468,376	13%
Time deposits over $250,000	1,137,658	4%	1,098,048	4%
Total time deposits	$4,804,879	17%	$4,566,424	17%
Total deposits increased by $336.5 million to $27.5 billion at June 30, 2025 compared to $27.2 billion at December 31, 2024. The increase of $336.5 million in total deposits was due primarily to increases of $363.7 million in checking accounts and $233.8 million in brokered time deposits, offset partially by a decrease of $278.8 million in noninterest-bearing checking accounts. At June 30, 2025, noninterest-bearing deposits totaled $7.4 billion, or 27%, of total deposits, and interest-bearing deposits totaled $20.1 billion, or 73%, of total deposits, compared to noninterest-bearing deposits of $7.7 billion, or 28% of total deposits, and interest-bearing deposits of $19.5 billion, or 72% of total deposits, at December 31, 2024.
As of June 30, 2025, FDIC-insured deposits represented approximately 71% of total deposits, including accounts eligible for pass-through insurance, down from 72% as of December 31, 2024. Available liquidity (on-balance sheet liquidity plus unused borrowing capacity and unpledged AFS securities) was $14.8 billion at June 30, 2025, which exceeded uninsured and uncollateralized deposits of $7.6 billion, with a coverage ratio of 196% as compared to a coverage ratio of 221% at December 31, 2024. Available liquidity also represented 54% of total deposits at June 30, 2025.

The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
June 30, 2025	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$991,717	$469,377	$1,461,094
Due in over three months through six months	775,035	290,181	1,065,216
Due in over six months through 12 months	1,230,577	282,442	1,513,019
Total due within 12 months	2,997,329	1,042,000	4,039,329
Due in over 12 months through 24 months	663,567	84,603	748,170
Due in over 24 months	6,325	11,055	17,380
Total due over twelve months	669,892	95,658	765,550
Total	$3,667,221	$1,137,658	$4,804,879
Client Investment Funds
In addition to deposit products, we also offer alternative, non-depository corporate treasury solutions for clients to invest excess liquidity. These off-balance sheet client funds totaled $1.5 billion at both June 30, 2025 and December 31, 2024.
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	June 30, 2025		December 31, 2024
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured advances	$1,700,000	3.98%	$1,100,000	3.93%
Credit-linked notes	117,180	15.07%	118,838	15.29%
AFX short-term borrowings	100,000	4.46%	—	—%
Senior Notes	—	—%	174,000	5.25%
Total borrowings	1,917,180	4.68%	1,392,838	5.06%
Acquisition discount on Senior Notes	—		(1,024)
Total borrowings, net	$1,917,180		$1,391,814

Borrowings increased by $525.4 million to $1.9 billion at June 30, 2025 compared to $1.4 billion at December 31, 2024 due to higher FHLB secured advances and AFX short-term borrowings, offset partially by the payoff of $174.0 million of Senior Notes in the second quarter of 2025. We utilized these borrowings to manage liquidity needs, including, but not limited to, funding asset growth, accommodating liability maturities and deposit withdrawals, and supporting business operations.
Subordinated Debt
As of June 30, 2025, the carrying value of subordinated debt totaled $949.2 million compared to $941.9 million at December 31, 2024. The increase was primarily driven by the accretion of the acquisition discount on acquired subordinated debt and higher valuation of the Euribor-based subordinated debt. At June 30, 2025, $131.0 million of subordinated debt was included in the Company's Tier I capital and $803.1 million was included in Tier II capital.

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At June 30, 2025, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 capital ratio of 8.00%, and a minimum Total capital ratio of 10.00%.
Regulatory capital requirements limit the amount of DTAs that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At June 30, 2025, such disallowed amounts were $315.7 million for the Company and $296.9 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company and the Bank will not have increased DTAs that are disallowed.
In 2020, the federal bank regulatory authorities approved a rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. We elected the CECL phase-in option provided by regulatory capital rules which delayed for two years the estimated impact of CECL on regulatory capital and phases it in over a three-year transition period beginning in the first quarter of 2022. The full impact of the CECL standard was phased-in to regulatory capital through December 31, 2024 under this phase-in option, and beginning in the first quarter of 2025, CECL was fully reflected in our regulatory capital.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the common equity Tier 1, Tier 1, and Total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At June 30, 2025, the Company and the Bank were in compliance with the capital conservation buffer requirements.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

			Minimum Required
			For Capital	For Capital	For Well
	June 30,	December 31,	Adequacy	Conservation	Capitalized
	2025	2024	Purposes	Buffer	Classification
Banc of California, Inc.:
Tier 1 leverage capital ratio	9.74%	10.15%	4.00%	N/A	N/A
CET1 capital ratio	9.95%	10.55%	4.50%	7.00%	N/A
Tier 1 capital ratio	12.34%	12.97%	6.00%	8.50%	6.00%
Total capital ratio	16.37%	17.05%	8.00%	10.50%	10.00%

Banc of California:
Tier 1 leverage capital ratio	10.42%	11.08%	4.00%	N/A	5.00%
CET1 capital ratio	13.21%	14.17%	4.50%	7.00%	6.50%
Tier 1 capital ratio	13.21%	14.17%	6.00%	8.50%	8.00%
Total capital ratio	15.65%	16.65%	8.00%	10.50%	10.00%
The Company's consolidated risk-based capital ratios decreased during the six months ended June 30, 2025 due mainly to the impact of stock repurchases, lower net earnings, and an increase in risk-weighted assets mostly driven by the growth in loan balances. The consolidated Tier 1 leverage ratio also decreased during the six months ended June 30, 2025 due mainly to higher average assets.

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

As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $7.1 billion at June 30, 2025, offset partially by $568.7 million pledged for letters of credit and a balance outstanding of $1.7 billion as of that date. The FHLB secured credit line was collateralized by a blanket lien on $10.6 billion of certain qualifying loans and $19.4 million of securities. The Bank also had secured borrowing capacity with the FRBSF under the Discount Window program totaling $5.7 billion at June 30, 2025, of which $5.7 billion was available. The FRBSF Discount Window secured credit line was collateralized by liens on $5.3 billion of qualifying loans and $1.5 billion of pledged securities.
In addition to its secured lines of credit with the FHLB and FRBSF, the Bank also maintains unsecured capacity for the purpose of borrowing overnight funds, subject to availability, of $265.0 million in the aggregate with several correspondent banks. As of June 30, 2025, there was no balance outstanding related to these sources. The Bank is a member of the AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of pre-approved commercial banks. The availability of funds changes daily. As of June 30, 2025, there was a $100.0 million outstanding balance through the AFX. Additionally, the holding company has a $100.0 million unsecured revolving line of credit. As of June 30, 2025, there was no balance outstanding.
The following tables provide a summary of the Company's primary and secondary liquidity levels at the dates indicated:

	June 30,	December 31,
Primary Liquidity - On-Balance Sheet	2025	2024
	(Dollars In thousands)
Cash and due from banks	$222,210	$192,006
Interest-earning deposits in financial institutions	2,131,342	2,310,206
Less: Restricted cash	(168,661)	(184,159)
Securities available-for-sale, at fair value	2,246,174	2,246,839
Less: Pledged securities available-for-sale, at fair value	(3,899)	(4,200)
Less: Haircut on securities available-for-sale	(184,865)	(193,191)
Add: Allowance on securities available-for-sale	775	—
Total primary liquidity	$4,243,076	$4,367,501

Ratio of primary liquidity to total assets	12.4%	13.0%

Secondary Liquidity - Off-Balance Sheet	June 30,	December 31,
Available Secured Borrowing Capacity	2025	2024
	(In thousands)
Total secured borrowing capacity with the FHLB	$7,104,531	$6,853,652
Less: Letters of credit	(568,696)	(527,893)
Less: Secured advances outstanding	(1,700,000)	(1,100,000)
Available secured borrowing capacity with the FHLB	4,835,835	5,225,759
Available secured borrowing capacity with the FRBSF	5,735,280	6,295,540
Total secondary liquidity	$10,571,115	$11,521,299
During the six months ended June 30, 2025, the Company's primary liquidity decreased by $124.4 million to $4.2 billion at June 30, 2025 due mainly to a $148.7 million decrease in total cash and cash equivalents which was primarily used to fund loan growth. We also include certain unencumbered HTM securities in our internal liquidity stress test buffer which are not included in our primary liquidity. During the six months ended June 30, 2025, the Company's secondary liquidity decreased by $950.2 million to $10.6 billion at June 30, 2025 due to decreases in available secured borrowing capacity with the FHLB of $389.9 million and available secured borrowing capacity with the FRB of $560.3 million.

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
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulations, for liquidity management purposes. At June 30, 2025, brokered deposits totaled $2.9 billion, consisting of $0.6 billion of non-maturity brokered accounts and $2.3 billion of brokered time deposits. At December 31, 2024, brokered deposits totaled $2.7 billion, consisting of $0.6 billion of non-maturity brokered accounts and $2.1 billion of brokered time deposits.
Our Liquidity Management Policy includes guidelines, which are governed by the Company's Risk Appetite Statement, which include the following metrics: Primary Liquidity Ratio (unencumbered liquid assets, which reflects cash and cash equivalents excluding restricted cash and the market value of unpledged AFS securities, net of a haircut, divided by total assets), Primary + Secondary Liquidity (unencumbered liquid assets, which reflect cash and cash equivalents excluding restricted cash and the market value of unpledged AFS securities, net of a haircut, and available borrowing capacity at the FHLB and FRB, divided by total assets), Brokered Deposits to Total Funding Ratio (brokered deposits to total deposits plus borrowings), Total Borrowings to Total Funding Ratio (borrowings to total deposits and borrowings), and Non-Core Funding to Total Funding Ratio (brokered deposits and borrowings to total deposits plus borrowings). At June 30, 2025, the Bank was in compliance with all of its funding concentration liquidity guidelines.

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
On December 23, 2024, Banc of California, Inc. entered into an unsecured revolving line of credit agreement as a borrower for $50.0 million. On March 17, 2025, the Company executed an amendment to the credit agreement which increased the Company's unsecured revolving line of credit to $100.0 million. As of June 30, 2025 and December 31, 2024, there was no balance outstanding.
On March 17, 2025, we announced that our Board of Directors authorized the repurchase of up to $150.0 million of our common stock. On April 23, 2025, we announced an upsize of our stock repurchase program from $150.0 million to $300.0 million and expanded the program to cover both the Company's common stock and depositary shares representing its preferred stock. The repurchase authorization expires in March 2026. During the six months ended June 30, 2025, common stock repurchased under the program totaled 11,494,637 shares at a weighted average price per share of $13.05, or $150.0 million in the aggregate. As of June 30, 2025, the Company had $150.0 million remaining under the stock repurchase authorization. The program may be changed, suspended, or discontinued at any time.
At June 30, 2025, Banc of California, Inc. had $146.6 million in cash and cash equivalents, of which a substantial amount was on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.
Commitments and Contingencies
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At June 30, 2025, our loan commitments and standby letters of credit were $4.7 billion and $207.8 million. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 10. Commitments and Contingencies, of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Market Risk - Foreign Currency Exposure
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps and foreign exchange contracts to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar and the derivatives that hedge those exposures in order to minimize our foreign exchange risk.
As of June 30, 2025, the U.S. Dollar notional amounts of loans receivable and subordinated debt payable denominated in foreign currencies were $65.6 million and $30.4 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures were $65.4 million and $28.5 million. We recognized a foreign currency translation net gain of $54,000 for the six months ended June 30, 2025 and a foreign currency translation net loss of $355,000 for the six months ended June 30, 2024.
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
In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability, and capital targets, we evaluate various strategies including:
•Complementing our current loan origination platform through strategic acquisitions of whole loans,
•Strategically managing multiple warehouse relationships,
•Originating shorter-term consumer loans,
•Managing the level of investments and duration of investment securities,
•Managing our deposits to establish stable deposit relationships, and
•Using certain derivatives such as interest rate swaps and collars as hedges to align maturities and repricing terms.
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
We used a NII simulation model to measure the estimated changes in NII that would result over the next twelve months from immediate and sustained changes in interest rates as of June 30, 2025. We have assumed no growth or changes in the product mix of either our total interest-sensitive assets or liabilities over the next twelve months, therefore the results reflect an interest rate shock to a static balance sheet. This model is an interest rate risk management tool, and the results are not necessarily an indication of our future net interest income.
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
At both June 30, 2025 and December 31, 2024, our interest rate risk profile remained close to "neutral." This position reflects our balanced composition of repricing assets and beta-adjusted repricing deposits and other interest-bearing liabilities over the course of the next twelve months. Given the uncertainty of the magnitude, timing, and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary materially from those predicted by our model.
The following table presents the projected change in the Company’s economic value of equity at June 30, 2025 and net interest income over the next twelve months, which would occur upon an immediate change in interest rates, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
	Economic Value of Equity			Net Interest Income
		Amount	Percentage		Amount	Percentage
June 30, 2025	Amount	Change	Change	Amount	Change	Change
	(Dollars in millions)
+200 bps	$5,124	$(307)	(5.7)%	$1,057	$21	2.0%
+100 bps	$5,283	$(149)	(2.7)%	$1,048	$11	1.1%
0 bps	$5,432			$1,037
-100 bps	$5,602	$171	3.1%	$1,029	$(7)	(0.7)%
-200 bps	$5,658	$226	4.2%	$1,018	$(19)	(1.8)%
____________________
(1)Assumes an instantaneous uniform change in interest rates at all maturities and no rate shock has a rate lower than zero percent.

Earnings-at-Risk
In addition to interest rate risk associated with net interest income, certain noninterest expense items are also sensitive to changes in market interest rates. One such item is the cost of earnings credit rates ("ECRs") provided on certain deposit accounts, primarily those associated with our HOA business. ECRs comprise most of our customer related expense and fluctuate in response to changes in short term rates and can therefore influence the Company's overall earnings sensitivity profile. We expect that a declining interest rate environment would reduce ECR costs and thereby reduce noninterest expense, conversely, when interest rates rise, ECR costs would also rise, thereby increasing noninterest expense. The Company's Earnings-at-Risk ("EaR") modeling incorporates the impact of these rate-sensitive noninterest expenses, in addition to interest income and expense, to assess the effect of interest rate movements on projected earnings over a twelve-month horizon.
As of June 30, 2025, client deposits eligible for ECRs totaled approximately $3.7 billion. Taking into account the rate sensitivity of ECRs, which are primarily attributable to such deposits, the Company's overall earnings profile would be considered "liability sensitive." During the second quarter of 2025, the Company also entered into interest rate collars with a notional value of $1.0 billion to mitigate the risk of increasing interest expense if short term interest rates increase. For further information on the interest rate collars, see Note 9. Derivatives, of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2025 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding repurchases of shares of our common stock during the three months ended June 30, 2025:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased (1)	Per Share	Program (2)	Program (2)
	(Dollars in thousands, except per share amounts)
April 1 - April 30, 2025	8,811,011	$12.65	8,809,814	$150,000
May 1 - May 31, 2025	48,759	$13.77	—	$150,000
June 1 - June 30, 2025	119	$13.97	—	$150,000
Total	8,859,889	$12.66	8,809,814
__________________________
(1)    Includes shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards, and shares repurchased pursuant to the Company's publicly announced Stock Repurchase Program described in (2) below.
(2)    On March 17, 2025, the Company announced that its Board of Directors authorized a Stock Repurchase Program to purchase up to $150.0 million of its common stock. On April 23, 2025, the Company announced an upsize of its stock repurchase program from $150.0 million to $300.0 million and expanded the program to cover both the Company's common stock and depositary shares representing its preferred stock. The repurchase authorization expires in March 2026. The program may be changed, suspended, or discontinued at any time.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Company’s securities.

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

3.2	Sixth Amended and Restated Bylaws of Banc of California, Inc. (Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 15, 2023 and incorporated herein by reference.)
10.1*	Banc of California, Inc. Executive Change in Control Severance Plan (Filed herewith).
31.1	Section 302 Certification of Chief Executive Officer (Filed herewith).
31.2	Section 302 Certification of Chief Financial Officer (Filed herewith).
32.1+	Section 906 Certification of Chief Executive Officer (Furnished herewith).
32.2+	Section 906 Certification of Chief Financial Officer (Furnished herewith).
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024, (ii) the Condensed Consolidated Statements of Earnings for the three months ended June 30, 2025, March 31, 2025, June 30, 2024, and six months ended June 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2025, March 31, 2025, June 30, 2024, and six months ended June 30, 2025 and 2024, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (vi) the Notes to Condensed Consolidated Financial Statements. (Filed herewith).

104	Cover page of Banc of California, Inc.'s Quarterly Report on Form 10-Q formatted as Inline XBRL and contained in Exhibit 101.
__________________
*    Management contract or compensatory plan or arrangement.
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

BANC OF CALIFORNIA, INC.

Date:	August 8, 2025	/s/ Jared M. Wolff
Jared M. Wolff
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2025	/s/ Joseph Kauder
Joseph Kauder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2025	/s/ Karen Hon
Karen Hon
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)