Form 10-Q
period 2025-09-30
BANC OF CALIFORNIA, INC.
filed 2025-11-10
CIK 1169770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ______
Commission File Number 001-35522
BANC OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3639825
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No  ☑
As of October 28, 2025, there were 150,826,368 shares of the registrant's voting common stock outstanding, excluding 77,829 shares of unvested restricted stock, and there were 477,321 shares of the registrant's class B non-voting common stock outstanding.

BANC OF CALIFORNIA, INC.
SEPTEMBER 30, 2025 QUARTERLY REPORT ON FORM 10-Q

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
	(Unaudited)
	(Dollars in thousands,
	except par value amounts)
ASSETS:
Cash and due from banks	$205,364	$192,006
Interest-earning deposits in financial institutions	2,192,901	2,310,206
Total cash, cash equivalents, and restricted cash	2,398,265	2,502,212
Securities available-for-sale, at fair value, net of allowance for credit losses (amortized cost of
$2,634,761 and $2,526,644, respectively)(ACL of $775 and $—, respectively)	2,426,734	2,246,839
Securities held-to-maturity, at amortized cost, net of allowance for credit losses (fair value of
$2,223,622 and $2,156,694, respectively)(ACL of $695 and $1,500, respectively)	2,303,657	2,306,149
FRB and FHLB stock, at cost	159,337	147,773
Total investment securities	4,889,728	4,700,761
Loans held for sale	211,454	26,331
Loans and leases held for investment	24,110,642	23,781,663
Allowance for loan and lease losses	(240,501)	(239,360)
Total loans and leases held for investment, net	23,870,141	23,542,303
Equipment leased to others under operating leases	280,872	307,188
Premises and equipment, net	132,766	142,546
Bank owned life insurance	348,051	339,517
Goodwill	214,521	214,521
Intangible assets, net	111,923	132,944
Deferred tax asset, net	672,159	720,587
Other assets	883,085	913,954
Total assets	$34,012,965	$33,542,864
LIABILITIES:
Noninterest-bearing deposits	$7,603,748	$7,719,913
Interest-bearing deposits	19,581,017	19,471,996
Total deposits	27,184,765	27,191,909
Borrowings (including $115,022 and $118,838 at fair value, respectively)	2,005,022	1,391,814
Subordinated debt	950,888	941,923
Accrued interest payable and other liabilities	405,551	517,269
Total liabilities	30,546,226	30,042,915
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock	498,516	498,516
Common stock ($0.01 par value, 150,904,772 shares issued and 150,826,212 outstanding at
September 30, 2025; 158,557,735 shares issued and 158,346,529 outstanding at December 31, 2024)	1,509	1,586
Class B non-voting common stock ($0.01 par value, 477,321 shares issued at September 30, 2025
and 477,321 shares issued at December 31, 2024)	5	5
Non-voting common stock equivalents ($0.01 par value, 4,140,600 shares issued at
September 30, 2025 and 9,790,600 shares issued at December 31, 2024)	41	98
Additional paid-in capital	3,563,145	3,785,725
Retained deficit	(309,460)	(431,201)
Accumulated other comprehensive loss, net	(287,017)	(354,780)
Total stockholders' equity	3,466,739	3,499,949
Total liabilities and stockholders' equity	$34,012,965	$33,542,864
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2025	2025	2024	2025	2024
	(Unaudited)
	(In thousands, except per share amounts)
Interest income:
Loans and leases	$372,723	$362,303	$369,913	$1,081,129	$1,144,231
Investment securities	38,291	37,616	34,912	113,769	103,051
Deposits in financial institutions	21,527	20,590	42,068	64,807	140,904
Total interest income	432,541	420,509	446,893	1,259,705	1,388,186
Interest expense:
Deposits	143,074	144,940	180,986	428,544	561,899
Borrowings	20,461	20,021	16,970	58,903	85,405
Subordinated debt	15,562	15,332	16,762	46,234	50,117
Total interest expense	179,097	180,293	214,718	533,681	697,421
Net interest income	253,444	240,216	232,175	726,024	690,765
Provision for credit losses	9,700	39,100	9,000	58,100	30,000
Net interest income after provision for
credit losses	243,744	201,116	223,175	667,924	660,765
Noninterest income:
Leased equipment income	10,321	10,231	17,176	31,336	40,379
Commissions and fees	9,514	9,641	8,256	29,113	25,027
Service charges on deposit accounts	5,109	4,456	4,568	14,108	13,813
(Loss) gain on sale of loans and leases	(374)	30	(62)	(133)	625
Loss on sale of securities	—	—	(59,946)	—	(59,946)
Dividends and gains (losses) on equity
investments	2,291	(114)	3,730	4,500	7,964
Warrant income	433	1,227	211	1,365	65
LOCOM HFS adjustment	—	(9)	(74)	(9)	218
Other income	6,991	7,171	10,689	20,288	20,011
Total noninterest income (loss)	34,285	32,633	(15,452)	100,568	48,156
Noninterest expense:
Compensation	88,865	88,362	85,585	263,644	263,735
Customer related expense	26,227	26,577	34,475	80,555	97,799
Occupancy	15,415	15,473	16,892	45,898	52,315
Information technology and data
processing	13,535	13,073	14,995	41,707	45,872
Insurance and assessments	8,994	9,403	12,708	25,680	59,600
Intangible asset amortization	7,160	7,159	8,485	21,479	25,373
Leased equipment depreciation	6,750	6,700	7,144	20,191	22,175
Other professional services	5,394	6,406	5,101	16,313	15,359
Loan expense	4,947	4,050	3,994	11,927	12,817
Acquisition, integration and
reorganization costs	—	—	(510)	—	(13,160)
Other expense	8,397	8,666	7,340	27,812	28,485
Total noninterest expense	185,684	185,869	196,209	555,206	610,370
Earnings before income taxes	92,345	47,880	11,514	213,286	98,551
Income tax expense	22,716	19,495	2,730	61,704	28,582
Net earnings	69,629	28,385	8,784	151,582	69,969
Preferred stock dividends	9,947	9,947	9,947	29,841	29,841
Net earnings (loss) available to common
and equivalent stockholders	$59,682	$18,438	$(1,163)	$121,741	$40,128
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2025	2025	2024	2025	2024
	(Unaudited)
	(In thousands, except per share amounts)
Earnings per share:
Basic	$0.38	$0.12	$(0.01)	$0.75	$0.24
Diluted	$0.38	$0.12	$(0.01)	$0.75	$0.24

See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2025	2025	2024	2025	2024
	(Unaudited)
	(In thousands)
Net earnings	$69,629	$28,385	$8,784	$151,582	$69,969
Other comprehensive income, net of tax:
Unrealized net holding gains on securities
available-for-sale arising during the period	25,836	8,247	83,902	72,553	66,423
Income tax expense related to unrealized net
holding gains arising during the period	(7,124)	(2,351)	(23,810)	(20,427)	(18,850)
Unrealized net holding gains on securities
available-for-sale, net of tax	18,712	5,896	60,092	52,126	47,573
Reclassification adjustment for net losses included in
net earnings (1)	—	—	59,946	—	59,946
Income tax benefit related to reclassification adjustment	—	—	(17,011)	—	(17,011)
Reclassification adjustment for net losses included
in net earnings, net of tax	—	—	42,935	—	42,935
Amortization of unrealized net loss on securities
transferred from available-for-sale to held-to-maturity	8,646	8,344	8,226	25,332	24,442
Income tax expense related to amortization of unrealized
net loss on securities transferred from
available-for-sale to held-to-maturity	(2,384)	(2,353)	(2,354)	(7,115)	(6,956)
Amortization of unrealized net loss on securities
transferred from available-for-sale
to held-to-maturity, net of tax	6,262	5,991	5,872	18,217	17,486
Change in fair value of credit-linked notes	1,361	(517)	(1,495)	990	(2,110)
Income tax (expense) benefit related to change in fair
value of credit-linked notes	(375)	180	424	(237)	630
Change in fair value of credit-linked notes,
net of tax	986	(337)	(1,071)	753	(1,480)
Unrealized gain (loss) on cash flow hedges arising
during the period	331	(1,952)	(10,216)	(4,594)	(3,508)
Income tax (expense) benefit related to unrealized gain
on cash flow hedges arising during the period	(91)	505	2,899	1,261	960
Unrealized gain (loss) on cash flow hedges,
net of tax	240	(1,447)	(7,317)	(3,333)	(2,548)
Other comprehensive income, net of tax	26,200	10,103	100,511	67,763	103,966
Comprehensive income	$95,829	$38,488	$109,295	$219,345	$173,935
__________________________________
(1)    Entire amount recognized in "Loss on sale of securities" on the Condensed Consolidated Statements of Earnings (Loss).

See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30, 2025
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
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30, 2025
				Non-
		Common Stock		Voting			Accumulated
			Class B	Common	Additional		Other
	Preferred		Non-	Stock	Paid-in	Retained	Comprehensive
	Stock	Voting	Voting	Equivalents	Capital	Deficit	Loss, Net	Total
	(Unaudited)
	(In thousands, except per share amount)
Balance, June 30, 2025	$498,516	$1,474	$5	$98	$3,609,109	$(369,142)	$(313,217)	$3,426,843
Net earnings	—	—	—	—	—	69,629	—	69,629
Other comprehensive income,
net of tax	—	—	—	—	—	—	26,200	26,200
Exercise of options	—	—	—	—	77	—	—	77
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	—	—	—	6,110	—	—	6,110
Conversion of non-voting
common stock equivalents
to voting common stock	—	45	—	(45)	—	—	—	—
Restricted stock surrendered	—	—	—	—	(230)	—	—	(230)
Shares purchased under the
Dividend Reinvestment Plan	—	—	—	—	70	—	—	70
Shares repurchased under
Stock Repurchase Program
including excise tax	—	(10)	—	(12)	(35,860)	—	—	(35,882)
Cash dividends paid:
Preferred stock, $0.4845/share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.10/share	—	—	—	—	(16,131)	—	—	(16,131)
Balance, September 30, 2025	$498,516	$1,509	$5	$41	$3,563,145	$(309,460)	$(287,017)	$3,466,739
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30, 2025
				Non-Voting
		Common Stock		Common
	Preferred		Class B	Stock
	Stock	Voting	Non-Voting	Equivalents
	(Unaudited)
	(In ones)
Number of shares, December 31, 2024	513,250	158,557,735	477,321	9,790,600
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	440,587	—	—
Restricted stock surrendered	—	(183,480)	—	—
Shares purchased under Dividend Reinvestment Plan	—	5,146	—	—
Shares repurchased under Stock Repurchase Program	—	(2,684,823)	—	—
Number of shares, March 31, 2025	513,250	156,135,165	477,321	9,790,600
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	98,629	—	—
Restricted stock surrendered	—	(50,075)	—	—
Shares purchased under Dividend Reinvestment Plan	—	5,311	—	—
Shares repurchased under Stock Repurchase Program	—	(8,809,814)	—	—
Number of shares, June 30, 2025	513,250	147,379,216	477,321	9,790,600
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	34,712	—	—
Restricted stock surrendered	—	(15,346)	—	—
Shares purchased under Dividend Reinvestment Plan	—	4,366	—	—
Shares repurchased under Stock Repurchase Program	—	(1,003,792)	—	(1,150,000)
Options exercised	—	5,616	—	—
Conversion of non-voting common stock equivalents
to voting common stock	—	4,500,000	—	(4,500,000)
Number of shares, September 30, 2025	513,250	150,904,772	477,321	4,140,600
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
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30, 2024
				Non-
		Common Stock		Voting			Accumulated
			Class B	Common	Additional		Other
	Preferred		Non-	Stock	Paid-in	Retained	Comprehensive
	Stock	Voting	Voting	Equivalents	Capital	Deficit	Loss, Net	Total
	(Unaudited)
	(In thousands, except per share amount)
Balance, June 30, 2024	$498,516	$1,583	$5	$101	$3,813,312	$(477,010)	$(428,659)	$3,407,848
Net earnings	—	—	—	—	—	8,784	—	8,784
Other comprehensive income,
net of tax	—	—	—	—	—	—	100,511	100,511
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	—	—	—	5,445	—	—	5,445
Conversion of non-voting common
stock equivalents to voting
common stock	—	3	—	(3)	—	—	—	—
Restricted stock surrendered	—	—	—	—	(158)	—	—	(158)
Shares repurchased under
Dividend Reinvestment Plan	—	—	—	—	95	—	—	95
Cash dividends paid:
Preferred stock, $0.4845/share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.10/share	—	—	—	—	(16,380)	—	—	(16,380)
Balance, September 30, 2024	$498,516	$1,586	$5	$98	$3,802,314	$(478,173)	$(328,148)	$3,496,198
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
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2025	2024
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$151,582	$69,969
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	37,531	41,199
Amortization of net premiums on investment securities	15,038	18,468
Accretion of net purchased loan discounts and deferred loan fees	(67,217)	(87,108)
Amortization of intangible assets	21,479	25,373
Amortization of operating lease ROU assets	17,672	27,614
Provision for credit losses	58,100	30,000
Gain on sale of foreclosed assets	(92)	(947)
Provision for losses on foreclosed assets	756	1,020
Loss (gain) on sale of loans and leases	133	(625)
Loss on sale of premises and equipment	—	24
Loss on sale of securities	—	59,946
Gain on BOLI death benefit	—	(52)
Unrealized loss (gain) on derivatives, foreign currencies, and credit-linked notes, net	217	(825)
LOCOM HFS adjustment	9	(218)
Earned stock compensation	18,042	14,013
Decrease in other assets	38,418	124,162
Decrease in accrued interest payable and other liabilities	(138,151)	(324,435)
Net cash provided by (used in) operating activities	153,517	(2,422)

Cash flows from investing activities:
Net increase in loans and leases	(744,844)	(399,666)
Proceeds from sales of loans and leases	242,787	2,455,794
Proceeds from maturities and paydowns of securities available-for-sale	330,804	151,634
Proceeds from sales of securities available-for-sale	—	681,888
Purchases of securities available-for-sale	(444,452)	(729,612)
Proceeds from maturities and paydowns of securities held-to-maturity	19,122	1,095
Purchases of FHLB and FRB stock	(16,291)	(20,790)
Redemptions of FHLB and FRB stock	4,727	2,013
Proceeds from sales of foreclosed assets	10,989	14,561
Purchases of premises and equipment	(2,979)	(8,913)
Proceeds from sales of premises and equipment	—	136
Proceeds from BOLI death benefit	1,256	2,074
Net decrease in equipment leased to others under operating leases	6,125	7,152
Net cash (used in) provided by investing activities	(592,756)	2,157,366

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(116,165)	37,542
Net increase (decrease) in interest-bearing deposits	109,021	(3,611,042)
Repayments of borrowings	(176,967)	(2,422,278)
Proceeds from borrowings	790,000	1,100,000
Common shares repurchased under Stock Repurchase Program	(187,727)	—
Common shares purchased under Dividend Reinvestment Plan	214	243
Exercise of options	77	—
Restricted stock surrendered	(3,617)	(2,550)
Preferred stock dividends paid	(29,841)	(29,841)
Common stock dividends paid	(49,703)	(50,367)
Net cash provided by (used in) by financing activities	335,292	(4,978,293)

Net decrease in cash, cash equivalents, and restricted cash	(103,947)	(2,823,349)
Cash, cash equivalents, and restricted cash, beginning of period	2,502,212	5,377,576
Cash, cash equivalents, and restricted cash, end of period	$2,398,265	$2,554,227
See Notes to Condensed Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2025	2024
	(Unaudited)
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$542,971	$819,859
Cash received for income taxes	(8,062)	(7,160)
Loans transferred to foreclosed assets	6,725	15,564
Transfers from loans held for investment to loans held for sale	448,107	1,930,285
Transfers to loans held for investment from loans held for sale	—	1,179
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
Banc of California is one of the nation's premier relationship-based business banks, providing banking and treasury management services to small-, middle-market, and venture-backed businesses. The Bank offers a broad range of loan and deposit products and services through full-service branches throughout California and in Denver, Colorado, and Durham, North Carolina, as well as through regional offices nationwide. The Bank also provides full-service payment processing solutions to its clients and serves the Community Association Management industry nationwide with its technology-forward platform, SmartStreet™. The Bank is committed to its local communities through the Banc of California Charitable Foundation, and by supporting organizations that provide financial literacy and job training, small business support, affordable housing, and more.
We generate our revenue primarily from interest received on loans and leases and, to a lesser extent, from interest received on investment securities, and fees received in connection with deposit services, extending credit, and other services offered, including treasury management services. Our major operating expenses are interest paid by the Bank on deposits and borrowings, compensation expense, customer related expense, occupancy expense, information technology and data processing expense, and general operating expenses.
Significant Accounting Policies
Our accounting policies are described in Note 1. Nature of Operations and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC ("Form 10-K").
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The standard, among other changes, improves annual income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The enhanced income tax disclosure requirements apply on a prospective basis to annual financial statements for periods beginning after December 15, 2024. However, retrospective application in all prior periods presented is permitted. The Company expects to adopt the standard on a prospective basis and will provide the required enhanced income tax disclosures in its Annual Report on Form 10-K for the year ending December 31, 2025.
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
In September 2025, the FASB issued ASU 2025-06, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." The new standard clarifies and modernizes the accounting for costs related to internal-use software under ASC 350-40. Specifically, the amendments address the accounting for software developed using iterative and agile development methods, clarify the threshold for when capitalization of software costs should begin, and require that the disclosure requirements under ASC 360-10 apply to capitalized internal-use software costs. This guidance is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. Entities may apply the guidance using one of three transition methods: prospective, modified retrospective (based on the project’s status and whether costs were previously capitalized), or full retrospective application. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.
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
NOTE 2. RESTRICTED CASH
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. There were no average reserves required to be held at the FRBSF for the nine months ended September 30, 2025 and 2024. The following restricted cash balances are included in "Interest-earning deposits in financial institutions" on the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, we pledged cash collateral for our derivative contracts of $14.6 million and $5.3 million. In connection with the issuance of the credit-linked notes on September 29, 2022, we established a correspondent bank account at a third party financial institution as the collateral account for the credit-linked notes. The repayment of principal on the credit-linked notes is secured by this collateral account, which had a balance of $116.6 million at September 30, 2025 and $119.6 million at December 31, 2024. Starting in the second quarter of 2023, we began to pledge cash to secure the standby letters of credit that we have issued on behalf of our customers. As of September 30, 2025 and December 31, 2024, the balance of such restricted cash totaled $39.8 million and $59.3 million.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3. INVESTMENT SECURITIES
Securities Available-for-Sale
The following tables present amortized cost, gross unrealized gains and losses, and fair values of AFS securities as of the dates indicated:

	September 30, 2025
		Allowance		Gross	Gross
	Amortized	for Credit	Net Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$991,290	$—	$991,290	$—	$(147,135)	$844,155
Agency commercial MBS	52,012	—	52,012	51	(1,181)	50,882
Agency residential CMOs	794,497	—	794,497	3,756	(16,271)	781,982
Corporate debt securities	276,498	(775)	275,723	640	(19,415)	256,948
Private label residential CMOs	286,280	—	286,280	526	(28,113)	258,693
Collateralized loan obligations	205,993	—	205,993	553	(72)	206,474
Private label commercial MBS	10,681	—	10,681	—	(407)	10,274
Asset-backed securities	13,875	—	13,875	7	—	13,882
SBA securities	3,635	—	3,635	—	(191)	3,444
Total (1)	$2,634,761	$(775)	$2,633,986	$5,533	$(212,785)	$2,426,734
_________________________
(1)    Excludes accrued interest receivable of $12.2 million at September 30, 2025 which is recorded in "Other assets" on the condensed consolidated balance sheets.

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
As of September 30, 2025, AFS securities with a fair value of $3.4 million were pledged as collateral solely for public deposits.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Realized Gains and Losses on Securities Available-for-Sale
The following table presents the amortized cost of AFS securities sold with related gross realized gains, gross realized losses, and net realized (losses) gains for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Amortized cost of securities sold	$—	$741,834	$—	$741,834

Gross realized losses	—	(59,946)	—	(59,946)
Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of AFS securities that were in unrealized loss positions as of the dates indicated:

	September 30, 2025
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$—	$—	$844,155	$(147,135)	$844,155	$(147,135)
Agency commercial MBS	4,997	(3)	31,993	(1,178)	36,990	(1,181)
Agency residential CMOs	53,802	(181)	102,342	(16,090)	156,144	(16,271)
Corporate debt securities	3,747	(3)	230,586	(19,412)	234,333	(19,415)
Private label residential CMOs	—	—	127,824	(28,113)	127,824	(28,113)
Collateralized loan obligations	28,765	(72)	—	—	28,765	(72)
Private label commercial MBS	—	—	10,274	(407)	10,274	(407)
SBA securities	—	—	3,444	(191)	3,444	(191)
Total	$91,311	$(259)	$1,350,618	$(212,526)	$1,441,929	$(212,785)

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$—	$—	$861,840	$(189,761)	$861,840	$(189,761)
Agency commercial MBS	40,291	(87)	11,273	(959)	51,564	(1,046)
Agency residential CMOs	273,347	(1,994)	104,757	(18,917)	378,104	(20,911)
Municipal securities	—	—	594	(8)	594	(8)
Corporate debt securities	15,968	(32)	241,744	(31,354)	257,712	(31,386)
Private label residential CMOs	180,915	(1,031)	129,178	(34,681)	310,093	(35,712)
Collateralized loan obligations	38,771	(29)	—	—	38,771	(29)
Private label commercial MBS	—	—	12,372	(1,213)	12,372	(1,213)
Asset-backed securities	15,600	(74)	—	—	15,600	(74)
SBA securities	—	—	4,200	(364)	4,200	(364)
Total	$564,892	$(3,247)	$1,365,958	$(277,257)	$1,930,850	$(280,504)

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The securities that were in an unrealized loss position at September 30, 2025, were considered impaired and required further review to determine if the unrealized losses were credit-related. As of September 30, 2025, the Company had recorded an allowance for credit losses on AFS securities of $0.8 million on one corporate debt security. Except for the one corporate debt security noted, we concluded the unrealized losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. We also considered the seniority of the tranches and U.S. government agency guarantees, if any, to assess whether an unrealized loss was credit-related. Further, we do not currently intend to sell any of the securities in an unrealized loss position and it is not more likely than not the Company will be required to sell these securities before their anticipated recovery. As such, we recognized the unrealized losses in "Accumulated other comprehensive loss, net" of "Stockholders' equity" on the condensed consolidated balance sheets.
Contractual Maturities of Securities Available-for-Sale
The following tables present the contractual maturities of our AFS securities portfolio based on amortized cost and fair value as of the dates indicated:

	September 30, 2025
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Agency residential MBS	$—	$—	$—	$991,290	$991,290
Agency commercial MBS	—	40,100	—	11,912	52,012
Agency residential CMOs	—	—	14,093	780,404	794,497
Corporate debt securities	6,750	32,215	237,533	—	276,498
Private label residential CMOs	—	—	—	286,280	286,280
Collateralized loan obligations	—	5,674	93,763	106,556	205,993
Private label commercial MBS	—	—	472	10,209	10,681
Asset-backed securities	—	—	—	13,875	13,875
SBA securities	—	—	3,635	—	3,635
Total	$6,750	$77,989	$349,496	$2,200,526	$2,634,761

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2025
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Fair Value:
Agency residential MBS	$—	$—	$—	$844,155	$844,155
Agency commercial MBS	—	40,134	—	10,748	50,882
Agency residential CMOs	—	—	14,271	767,711	781,982
Corporate debt securities	6,750	31,655	218,543	—	256,948
Private label residential CMOs	—	—	—	258,693	258,693
Collateralized loan obligations	—	5,677	93,794	107,003	206,474
Private label commercial MBS	—	—	466	9,808	10,274
Asset-backed securities	—	—	—	13,882	13,882
SBA securities	—	—	3,444	—	3,444
Total	$6,750	$77,466	$330,518	$2,012,000	$2,426,734
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
Securities Held-to-Maturity
The following tables present amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair values of HTM securities as of the dates indicated:

	September 30, 2025
		Allowance
		for	Net	Gross	Gross
	Amortized	Credit	Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Municipal securities	$1,236,645	$(20)	$1,236,625	$1,285	$(33,921)	$1,203,989
Agency commercial MBS	445,605	—	445,605	—	(20,778)	424,827
Private label commercial MBS	359,091	—	359,091	—	(10,467)	348,624
U.S. Treasury securities	192,255	—	192,255	—	(8,719)	183,536
Corporate debt securities	70,756	(675)	70,081	—	(7,435)	62,646
Total (1)	$2,304,352	$(695)	$2,303,657	$1,285	$(81,320)	$2,223,622
__________________________
(1)    Excludes accrued interest receivable of $11.2 million at September 30, 2025 which is recorded in "Other assets" on the condensed consolidated balance sheets.

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
As of September 30, 2025, HTM securities with an amortized cost of $2.3 billion and a fair value of $2.2 billion were pledged as collateral primarily for the FRB secured line of credit and public deposits.
Allowance for Credit Losses on Securities Held-to-Maturity
Credit losses on HTM securities are recorded at the time of purchase, acquisition, or when the Company designates securities as held-to-maturity. Credit losses on HTM securities are representative of current expected credit losses that may be incurred over the life of the investment. Accrued interest receivable on HTM securities, which is included in "Other assets" on the condensed consolidated balance sheets, is excluded from the estimate of expected credit losses. HTM U.S. treasury securities and agency-backed MBS securities are considered to have no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. The change in fair value in the HTM private label CMBS portfolio is solely driven by changes in interest rates. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates and, thus, there is no related ACL for this portfolio. The underlying bonds in the Company’s HTM municipal securities and HTM corporate debt securities portfolios are evaluated for credit losses in conjunction with management’s estimate of the ACL based primarily on credit ratings, and as of September 30, 2025, the Company had recorded an allowance for credit losses on securities held-to-maturity of $0.7 million.
Securities Held-to-Maturity by Credit Quality Indicator
The Company uses S&P, Moody's, Fitch, Kroll, and Egan Jones ratings as the credit quality indicators for its HTM securities. The following tables present our HTM securities portfolio at amortized cost by the lowest available credit rating as of the dates indicated:

	September 30, 2025
Security Type	AAA	AA+	AA	AA-	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$566,931	$363,584	$220,246	$84,175	$1,709	$—	$1,236,645
Agency commercial MBS	—	445,605	—	—	—	—	445,605
Private label commercial MBS	359,091	—	—	—	—	—	359,091
U.S. Treasury securities	—	192,255	—	—	—	—	192,255
Corporate debt securities	—	—	—	—	44,609	26,147	70,756
Total	$926,022	$1,001,444	$220,246	$84,175	$46,318	$26,147	$2,304,352

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2024
Security Type	AAA	AA+	AA	AA-	A	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$571,347	$369,072	$218,581	$72,952	$1,667	$—	$17,745	$1,251,364
Agency commercial MBS	—	440,476	—	—	—	—	—	440,476
Private label commercial MBS	355,342	—	—	—	—	—	—	355,342
U.S. Treasury securities	—	189,985	—	—	—	—	—	189,985
Corporate debt securities	—	—	—	—	—	44,507	25,975	70,482
Total	$926,689	$999,533	$218,581	$72,952	$1,667	$44,507	$43,720	$2,307,649
Contractual Maturities of Securities Held-to-Maturity
The following tables present the contractual maturities of our HTM securities portfolio based on amortized cost and fair value as of the date indicated:

	September 30, 2025
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Municipal securities	$—	$104,005	$411,923	$720,717	$1,236,645
Agency commercial MBS	—	68,991	376,614	—	445,605
Private label commercial MBS	—	—	37,186	321,905	359,091
U.S. Treasury securities	—	—	192,255	—	192,255
Corporate debt securities	—	—	44,811	25,945	70,756
Total	$—	$172,996	$1,062,789	$1,068,567	$2,304,352

	September 30, 2025
		Due After	Due After
	Due	One Year	Five Years	Due
	Within	Through	Through	After
Security Type	One Year	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Fair Value:
Municipal securities	$—	$103,176	$406,416	$694,397	$1,203,989
Agency commercial MBS	—	66,670	358,157	—	424,827
Private label commercial MBS	—	—	36,229	312,395	348,624
U.S. Treasury securities	—	—	183,536	—	183,536
Corporate debt securities	—	—	41,321	21,325	62,646
Total	$—	$169,846	$1,025,659	$1,028,117	$2,223,622
CMBS have contractual maturity dates, but require periodic payments based upon scheduled amortization terms. Actual principal collections on these securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Taxable interest	$31,608	$28,576	$93,821	$83,241
Non-taxable interest	4,400	4,622	13,464	14,088
Dividend income	2,283	1,714	6,484	5,722
Total interest income on investment securities	$38,291	$34,912	$113,769	$103,051
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
The following table summarizes the composition of our loans and leases held for investment as of the dates indicated:

	September 30,	December 31,
	2025	2024
	(In thousands)
Real estate mortgage	$13,696,540	$13,605,595
Real estate construction and land (1)	2,165,789	3,187,146
Commercial	8,021,650	6,788,923
Consumer	367,850	402,254
Total gross loans and leases held for investment	24,251,829	23,983,918
Unearned discounts, net (2)	(108,454)	(175,713)
Deferred fees, net	(32,733)	(26,542)
Total loans and leases held for investment	24,110,642	23,781,663
Allowance for loan and lease losses	(240,501)	(239,360)
Total loans and leases held for investment, net (3)	$23,870,141	$23,542,303
____________________
(1)    Includes land and acquisition and development loans of $217.7 million and $223.9 million at September 30, 2025 and December 31, 2024.
(2)    Represents net acquisition discounts of $175.0 million and purchase premiums of $66.6 million at September 30, 2025, and net acquisition discounts of $235.2 million and purchase premiums of $59.5 million at December 31, 2024.
(3)    Excludes accrued interest receivable of $99.1 million and $96.8 million at September 30, 2025 and December 31, 2024, respectively, which is recorded in "Other assets" on the condensed consolidated balance sheets.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present an aging analysis of our loans and leases held for investment by loan portfolio segment and class as of the dates indicated:

	September 30, 2025
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$3,197	$51,231	$54,428	$4,238,197	$4,292,625
Multi-family	—	—	—	6,124,673	6,124,673
Other residential	46,026	52,666	98,692	3,063,872	3,162,564
Total real estate mortgage	49,223	103,897	153,120	13,426,742	13,579,862
Real estate construction and land:
Commercial	—	—	—	395,150	395,150
Residential	—	—	—	1,759,676	1,759,676
Total real estate construction and land	—	—	—	2,154,826	2,154,826
Commercial:
Asset-based	—	—	—	2,742,519	2,742,519
Venture capital	—	—	—	1,907,601	1,907,601
Other commercial	4,460	203	4,663	3,351,874	3,356,537
Total commercial	4,460	203	4,663	8,001,994	8,006,657
Consumer	2,733	852	3,585	365,712	369,297
Total	$56,416	$104,952	$161,368	$23,949,274	$24,110,642

	December 31, 2024
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$27,700	$22,561	$50,261	$4,528,511	$4,578,772
Multi-family	10,346	21,860	32,206	6,009,507	6,041,713
Other residential	39,873	36,976	76,849	2,730,325	2,807,174
Total real estate mortgage	77,919	81,397	159,316	13,268,343	13,427,659
Real estate construction and land:
Commercial	—	—	—	799,131	799,131
Residential	—	—	—	2,373,162	2,373,162
Total real estate construction and land	—	—	—	3,172,293	3,172,293
Commercial:
Asset-based	1,795	—	1,795	2,086,174	2,087,969
Venture capital	5,534	—	5,534	1,532,242	1,537,776
Other commercial	3,295	6,956	10,251	3,142,833	3,153,084
Total commercial	10,624	6,956	17,580	6,761,249	6,778,829
Consumer	2,804	493	3,297	399,585	402,882
Total	$91,347	$88,846	$180,193	$23,601,470	$23,781,663

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
The following table presents our nonaccrual and performing loans and leases held for investment by loan portfolio segment and class as of the dates indicated:

	September 30, 2025			December 31, 2024
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$99,103	$4,193,522	$4,292,625	$97,655	$4,481,117	$4,578,772
Multi-family	841	6,123,832	6,124,673	22,763	6,018,950	6,041,713
Other residential	66,866	3,095,698	3,162,564	46,788	2,760,386	2,807,174
Total real estate mortgage	166,810	13,413,052	13,579,862	167,206	13,260,453	13,427,659
Real estate construction and land:
Commercial	—	395,150	395,150	—	799,131	799,131
Residential	—	1,759,676	1,759,676	—	2,373,162	2,373,162
Total real estate construction and land	—	2,154,826	2,154,826	—	3,172,293	3,172,293
Commercial:
Asset-based	103	2,742,416	2,742,519	1,940	2,086,029	2,087,969
Venture capital	—	1,907,601	1,907,601	6,291	1,531,485	1,537,776
Other commercial	6,676	3,349,861	3,356,537	13,544	3,139,540	3,153,084
Total commercial	6,779	7,999,878	8,006,657	21,775	6,757,054	6,778,829
Consumer	952	368,345	369,297	624	402,258	402,882
Total	$174,541	$23,936,101	$24,110,642	$189,605	$23,592,058	$23,781,663
At September 30, 2025, nonaccrual loans and leases included $105.0 million of loans and leases 90 or more days past due, $11.0 million of loans and leases 30 to 89 days past due, and $58.6 million of loans and leases current with respect to contractual payments that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2024, nonaccrual loans and leases included $88.8 million of loans and leases 90 or more days past due, $40.6 million of loans and leases 30 to 89 days past due, and $60.2 million of current loans and leases that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of September 30, 2025, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $47.0 million and represented 27% of total nonaccrual loans and leases.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the credit risk rating categories for loans and leases held for investment by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	September 30, 2025
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$298,208	$109,921	$3,884,496	$4,292,625
Multi-family	182,431	153,360	5,788,882	6,124,673
Other residential	66,944	—	3,095,620	3,162,564
Total real estate mortgage	547,583	263,281	12,768,998	13,579,862
Real estate construction and land:
Commercial	—	81,400	313,750	395,150
Residential	2,985	8,276	1,748,415	1,759,676
Total real estate construction and land	2,985	89,676	2,062,165	2,154,826
Commercial:
Asset-based	71,377	7,143	2,663,999	2,742,519
Venture capital	123,392	103,725	1,680,484	1,907,601
Other commercial	16,865	36,466	3,303,206	3,356,537
Total commercial	211,634	147,334	7,647,689	8,006,657
Consumer	1,380	5,688	362,229	369,297
Total	$763,582	$505,979	$22,841,081	$24,110,642

	December 31, 2024
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$301,278	$348,014	$3,929,480	$4,578,772
Multi-family	113,164	202,690	5,725,859	6,041,713
Other residential	47,993	14,351	2,744,830	2,807,174
Total real estate mortgage	462,435	565,055	12,400,169	13,427,659
Real estate construction and land:
Commercial	—	148,024	651,107	799,131
Residential	—	203,220	2,169,942	2,373,162
Total real estate construction and land	—	351,244	2,821,049	3,172,293
Commercial:
Asset-based	5,003	9,547	2,073,419	2,087,969
Venture capital	75,406	125,320	1,337,050	1,537,776
Other commercial	19,949	38,741	3,094,394	3,153,084
Total commercial	100,358	173,608	6,504,863	6,778,829
Consumer	709	7,408	394,765	402,882
Total	$563,502	$1,097,315	$22,120,846	$23,781,663

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the periods indicated:

		Three Months	Nine Months		Three Months	Nine Months
		Ended	Ended		Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2025	2025	2025	2024	2024	2024
	Nonaccrual	Interest	Interest	Nonaccrual	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$132	$—	$—	$201	$—	$—
Multi-family	—	—	—	—	—	—
Other residential	—	—	—	232	—	—
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Commercial:
Asset-based	103	—	—	—	—	—
Venture capital	—	—	—	19,957	—	—
Other commercial	1,696	—	—	6,950	—	—
Consumer	621	—	—	519	—	—
With No Related Allowance
Recorded:
Real estate mortgage:
Commercial	$98,971	$3	$9	$78,277	$3	$10
Multi-family	841	—	—	916	—	—
Other residential	66,866	—	—	50,282	—	—
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Commercial:
Asset-based	—	—	—	2,295	—	—
Venture capital	—	—	—	—	—	—
Other commercial	4,980	—	—	8,712	—	—
Consumer	331	—	—	—	—	—
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$166,810	$3	$9	$129,908	$3	$10
Real estate construction and land	—	—	—	—	—	—
Commercial	6,779	—	—	37,914	—	—
Consumer	952	—	—	519	—	—
Total	$174,541	$3	$9	$168,341	$3	$10

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present our loans held for investment by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the dates indicated:

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
September 30, 2025	2025	2024	2023	2022	2021	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$—	$185	$2,801	$22,049	$28,275	$100,144	$—	$—	$153,454
3-4.5 Pass	302,297	184,125	123,521	790,669	645,613	1,615,505	63,897	5,415	3,731,042
5 Special mention	—	9,958	—	22,241	29,638	25,049	—	23,035	109,921
6-8 Classified	—	13,949	27,531	58,203	55,259	143,266	—	—	298,208
Total	$302,297	$208,217	$153,853	$893,162	$758,785	$1,883,964	$63,897	$28,450	$4,292,625
Current YTD period:
Gross charge-offs	$—	$—	$51	$731	$613	$16,650	$—	$—	$18,045

Real Estate Mortgage:
Multi-family
Internal risk rating:
1-2 High pass	$—	$—	$—	$54,729	$175,810	$147,678	$—	$—	$378,217
3-4.5 Pass	319,440	160,618	56,158	2,157,112	1,143,518	1,563,712	10,107	—	5,410,665
5 Special mention	10,495	—	3,807	99,644	21,911	17,503	—	—	153,360
6-8 Classified	—	19,977	—	64,973	28,358	69,123	—	—	182,431
Total	$329,935	$180,595	$59,965	$2,376,458	$1,369,597	$1,798,016	$10,107	$—	$6,124,673
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$3,275	$—	$—	$3,275

Real Estate Mortgage:
Other residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4.5 Pass	521,387	29,086	22,128	278,636	2,058,439	95,965	89,979	—	3,095,620
5 Special mention	—	—	—	—	—	—	—	—	—
6-8 Classified	1,735	—	967	37,949	25,439	854	—	—	66,944
Total	$523,122	$29,086	$23,095	$316,585	$2,083,878	$96,819	$89,979	$—	$3,162,564
Current YTD period:
Gross charge-offs	$—	$—	$97	$2,176	$731	$—	$—	$—	$3,004
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
September 30, 2025	2025	2024	2023	2022	2021	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4.5 Pass	99,130	46,768	59,802	44,290	37,163	26,597	—	—	313,750
5 Special mention	—	—	—	50,345	31,055	—	—	—	81,400
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$99,130	$46,768	$59,802	$94,635	$68,218	$26,597	$—	$—	$395,150
Current YTD period:
Gross charge-offs	$—	$—	$—	$20,196	$1,340	$—	$—	$—	$21,536

Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4.5 Pass	65,735	155,852	189,285	903,353	271,324	78,873	83,993	—	1,748,415
5 Special mention	—	—	—	4,251	4,025	—	—	—	8,276
6-8 Classified	—	—	—	—	2,985	—	—	—	2,985
Total	$65,735	$155,852	$189,285	$907,604	$278,334	$78,873	$83,993	$—	$1,759,676
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$13,033	$32,057	$25,235	$125,841	$190,815	$206,364	$175,059	$—	$768,404
3-4.5 Pass	284,450	43,676	80,792	150,396	77,076	9,182	1,250,023	—	1,895,595
5 Special mention	—	—	—	—	—	—	7,143	—	7,143
6-8 Classified	—	—	194	5,565	37,977	—	27,641	—	71,377
Total	$297,483	$75,733	$106,221	$281,802	$305,868	$215,546	$1,459,866	$—	$2,742,519
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Venture
Capital
Internal risk rating:
1-2 High pass	$(278)	$(89)	$(62)	$—	$414	$—	$80,610	$22,134	$102,729
3-4.5 Pass	89,864	94,937	96,894	19,432	37,674	17,708	1,142,538	78,708	1,577,755
5 Special mention	—	33,806	12,831	19,930	18,739	—	18,419	—	103,725
6-8 Classified	1,617	14,893	14,340	24,062	13,281	—	41,194	14,005	123,392
Total	$91,203	$143,547	$124,003	$63,424	$70,108	$17,708	$1,282,761	$114,847	$1,907,601
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$5,257	$—	$—	$—	$5,257
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
September 30, 2025	2025	2024	2023	2022	2021	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Other
Commercial
Internal risk rating:
1-2 High pass	$246	$942	$191	$20,315	$1,276	$(14)	$56,188	$(1)	$79,143
3-4.5 Pass	191,980	52,235	63,375	54,606	173,239	149,507	2,506,584	32,537	3,224,063
5 Special mention	—	—	9,498	5,587	10,197	180	10,212	792	36,466
6-8 Classified	—	3,051	—	3,046	79	1,642	7,706	1,341	16,865
Total	$192,226	$56,228	$73,064	$83,554	$184,791	$151,315	$2,580,690	$34,669	$3,356,537
Current YTD period:
Gross charge-offs	$—	$—	$1,394	$727	$228	$2,021	$11,177	$423	$15,970

Consumer
Internal risk rating:
1-2 High pass	$—	$—	$—	$15	$9	$—	$719	$—	$743
3-4.5 Pass	20,800	26,679	14,478	52,400	155,605	84,812	6,569	143	361,486
5 Special mention	—	—	—	1,437	3,474	777	—	—	5,688
6-8 Classified	—	—	—	484	175	716	—	5	1,380
Total	$20,800	$26,679	$14,478	$54,336	$159,263	$86,305	$7,288	$148	$369,297
Current YTD period:
Gross charge-offs	$—	$—	$—	$609	$1,156	$1,110	$1	$1	$2,877

Total Loans and Leases
Internal risk rating:
1-2 High pass	$13,001	$33,095	$28,165	$222,949	$396,599	$454,172	$312,576	$22,133	$1,482,690
3-4.5 Pass	1,895,083	793,976	706,433	4,450,894	4,599,651	3,641,861	5,153,690	116,803	21,358,391
5 Special mention	10,495	43,764	26,136	203,435	119,039	43,509	35,774	23,827	505,979
6-8 Classified	3,352	51,870	43,032	194,282	163,553	215,601	76,541	15,351	763,582
Total	$1,921,931	$922,705	$803,766	$5,071,560	$5,278,842	$4,355,143	$5,578,581	$178,114	$24,110,642
Current YTD period:
Gross charge-offs	$—	$—	$1,542	$24,439	$9,325	$23,056	$11,178	$424	$69,964
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

	Three Months Ended September 30, 2025
	Loan Modifications
	Balances (Amortized Cost Basis) at
	September 30, 2025

					Interest Rate		Total Loan
	Term Extension		Payment Delay		Reduction		Modifications
		% of		% of		% of		% of
		Loan		Loan		Loan		Loan
		Portfolio		Portfolio		Portfolio		Portfolio
	Balance	Class	Balance	Class	Balance	Class	Balance	Class
	(Dollars in thousands)
Real estate mortgage:
Commercial	$115,256	2.7%	$—	—%	$3,349	0.1%	$118,605	2.8%
Multi-family	67,446	1.1%	—	—%	—	—%	67,446	1.1%
Other residential	1,445	—%	—	—%	—	—%	1,445	—%
Real estate construction and land:
Residential	2,985	0.2%	—	—%	—	—%	2,985	0.2%
Commercial:
Asset-based	37,977	1.4%	—	—%	—	—%	37,977	1.4%
Venture capital	38,599	2.0%	14,893	0.8%	—	—%	53,492	2.8%
Other commercial	179	—%	—	—%	—	—%	179	—%
Total	$263,887		$14,893		$3,349		$282,129

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2025
	Loan Modifications
	Balances (Amortized Cost Basis) at
	September 30, 2025
							Combination - Term
					Interest Rate		Extension and
	Term Extension		Payment Delay		Reduction		Rate Reduction
		% of		% of		% of		% of
		Loan		Loan		Loan		Loan
		Portfolio		Portfolio		Portfolio		Portfolio
	Balance	Class	Balance	Class	Balance	Class	Balance	Class
	(Dollars in thousands)
Real estate mortgage:
Commercial	$115,256	2.7%	$3,582	0.1%	$5,933	0.1%	$—	—%
Multi-family	67,446	1.1%	—	—%	—	—%	—	—%
Other residential	2,417	0.1%	2,197	0.1%	—	—%	—	—%
Real estate construction and land:
Residential	2,985	0.2%	—	—%	—	—%	—	—%
Commercial:
Asset-based	62,510	2.3%	—	—%	—	—%	—	—%
Venture capital	45,995	2.4%	14,893	0.8%	—	—%	—	—%
Other commercial	4,358	0.1%	—	—%	—	—%	532	—%
Consumer	5	—%	—	—%	—	—%	—	—%
Total	$300,972		$20,672		$5,933		$532

	Nine Months Ended September 30, 2025
	Loan Modifications (continued)
	Balances (Amortized Cost Basis) at
	September 30, 2025
	Combination - Term		Combination - Term
	Extension,		Extension,
	Rate Reduction		and Principal		Total Loan
	and Payment Delay		Forgiveness		Modifications
		% of		% of		% of
		Loan		Loan		Loan
		Portfolio		Portfolio		Portfolio
	Balance	Class	Balance	Class	Balance	Class
	(Dollars in thousands)
Real estate mortgage:
Commercial	$—	—%	$—	—%	$124,771	2.9%
Multi-family	—	—%	—	—%	67,446	1.1%
Other residential	—	—%	—	—%	4,614	0.1%
Real estate construction and land:
Residential	—	—%	—	—%	2,985	0.2%
Commercial:
Asset-based	—	—%	—	—%	62,510	2.3%
Venture capital	—	—%	—	—%	60,888	3.2%
Other commercial	136	—%	4	—%	5,030	0.1%
Consumer	—	—%	—	—%	5	—%
Total	$136		$4		$328,249

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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the financial effect of our loan modifications made to borrowers experiencing financial difficulty by type of modification for the periods indicated:

Three Months Ended September 30, 2025
Term Extension - Financial Effect
Real estate mortgage:
Commercial	Extended maturity by a weighted average 16 months.
Multi-family	Extended maturity by a weighted average 12 months.
Other residential	Extended maturity by a weighted average 9 months.
Real estate construction and land:
Residential	Extended maturity by a weighted average 9 months.
Commercial:
Asset-based	Extended maturity by a weighted average 6 months.
Venture capital	Extended maturity by a weighted average 7 months.
Other commercial	Extended maturity by a weighted average 60 months.

Three Months Ended September 30, 2025
Payment Delay - Financial Effect
Commercial:
Venture capital	Granted payment deferrals for a weighted average of 3 months.

Three Months Ended September 30, 2025
Interest Rate Reduction - Financial Effect
Real estate mortgage:
Commercial	Reduced interest rates by a weighted average 3.15% for a weighted average period of 20 months.

Nine Months Ended September 30, 2025
Term Extension - Financial Effect
Real estate mortgage:
Commercial	Extended maturity by a weighted average 16 months.
Multi-family	Extended maturity by a weighted average 12 months.
Other residential	Extended maturity by a weighted average 9 months.
Real estate construction and land:
Residential	Extended maturity by a weighted average 9 months.
Commercial:
Asset-based	Extended maturity by a weighted average 22 months.
Venture capital	Extended maturity by a weighted average 8 months.
Other commercial	Extended maturity by a weighted average 18 months.
Consumer	Extended maturity by a weighted average 24 months.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2025
Payment Delay - Financial Effect
Real estate mortgage:
Commercial	Granted payment deferrals for a weighted average of 4 months.
Other residential	Granted payment deferrals for a weighted average of 3 months.
Commercial:
Venture capital	Granted payment deferrals for a weighted average of 3 months.

Nine Months Ended September 30, 2025
Interest Rate Reduction - Financial Effect
Real estate mortgage:
Commercial	Reduced interest rates by a weighted average 3.21% for a weighted average period of 17 months.

Nine Months Ended September 30, 2025
Combination - Term Extension and Rate Reduction - Financial Effect
Commercial:
Other commercial	Extended maturity by a weighted average 4.6 years and reduced interest rates by a weighted average 1.93%.

Nine Months Ended September 30, 2025
Term Extension, Rate Reduction and Payment Delay - Financial Effect
Commercial:
Other commercial	Extended maturity by a weighted average 5.1 years, reduced interest rates by a weighted average 5.75%, and granted payment deferrals for a weighted average of 3 months.

Nine Months Ended September 30, 2025
Combination - Term Extension and Principal Forgiveness - Financial Effect
Commercial:
Other commercial	Extended maturity by a weighted average 2.9 years and forgave principal balances totaling $64,000.

Three Months Ended September 30, 2024
Term Extension - Financial Effect
Real estate mortgage:
Commercial	Extended maturity by a weighted average 15 months.
Other residential	Extended maturity by a weighted average 8 months.
Commercial:
Asset-based	Extended maturity by a weighted average 4 months.
Other commercial	Extended maturity by a weighted average 14 months.

Three Months Ended September 30, 2024
Payment Delay - Financial Effect
Real estate mortgage:
Commercial	Deferred partial payments by a weighted average 24 months.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended September 30, 2024
Combination - Term Extension and Payment Delay - Financial Effect
Commercial:
Venture capital	Extended maturity by a weighted average 3 months and granted 3 months of payment deferrals.

Nine Months Ended September 30, 2024
Term Extension - Financial Effect
Real estate mortgage:
Commercial	Extended maturity by a weighted average 15 months.
Other residential	Extended maturity by a weighted average 10 months.
Commercial:
Asset-based	Extended maturity by a weighted average 4 months.
Other commercial	Extended maturity by a weighted average 15 months.
Consumer	Extended maturity by a weighted average 12 months.

Nine Months Ended September 30, 2024
Payment Delay - Financial Effect
Real estate mortgage:
Commercial	Deferred partial payments by a weighted average 20 months.

Nine Months Ended September 30, 2024
Combination - Term Extension and Principal Forgiveness - Financial Effect
Real estate mortgage:
Commercial	Extended maturity by a weighted average 3 years and granted principal forgiveness totaling $4.0 million.

Nine Months Ended September 30, 2024
Combination - Term Extension and Payment Delay - Financial Effect
Commercial:
Venture capital	Extended maturity by a weighted average 3 months and granted 3 months of payment deferrals.
Other commercial	Extended maturity by a weighted average 10 years and granted 4 months of payment deferrals.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the payment status of loans that were modified during the preceding 12-month period, with related amortized cost balances, as of the dates indicated:

	Payment Status (Amortized Cost Basis) at
	September 30, 2025
		30-89 Days	90 or More Days
	Current	Past Due	Past Due	Total
	(In thousands)
Real estate mortgage:
Commercial	$142,746	$—	$—	$142,746
Multi-family	67,446	—	—	67,446
Other residential	2,104	971	2,197	5,272
Real estate construction and land:
Residential	2,985	—	—	2,985
Commercial:
Asset-based	62,510	—	—	62,510
Venture capital	66,617	—	—	66,617
Other commercial	1,799	3,518	—	5,317
Consumer	5	—	—	5
Total	$346,212	$4,489	$2,197	$352,898

	Payment Status (Amortized Cost Basis) at
	September 30, 2024
		30-89 Days	90 or More Days
	Current	Past Due	Past Due	Total
	(In thousands)
Real estate mortgage:
Commercial	$154,206	$14,160	$—	$168,366
Other residential	3,112	91	3,986	7,189
Commercial:
Asset-based	2,195	—	—	2,195
Venture capital	13,156	—	—	13,156
Other commercial	672	3,161	—	3,833
Consumer	11	—	—	11
Total	$173,352	$17,412	$3,986	$194,750
The following tables present information on loans that defaulted during the periods indicated, which had been modified during the preceding 12-month period, with related amortized cost balances as of the dates indicated:

	Three Months Ended
	September 30, 2025
	Modified Loans That Subsequently Defaulted
	Amortized Cost Basis at
	September 30, 2025
		Combination - Term
		Extension and
	Term Extension	Rate Reduction	Total
	(In thousands)
Real estate mortgage:
Other residential	$971	$—	$971
Commercial:
Other commercial	3,525	73	3,598
Total	$4,496	$73	$4,569

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended
	September 30, 2025
	Modified Loans That Subsequently Defaulted
	Amortized Cost Basis at
	September 30, 2025
	(In thousands)		Combination - Term
			Extension and
	Term Extension	Payment Delay	Rate Reduction	Total

Real estate mortgage:
Other residential	$971	$2,197	$—	$3,168
Commercial:
Other commercial	3,525	—	73	3,598
Total	$4,496	$2,197	$73	$6,766

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Modified Loans That Subsequently Defaulted			Modified Loans That Subsequently Defaulted
	Amortized Cost Basis at			Amortized Cost Basis at
	September 30, 2024			September 30, 2024
	Term Extension	Payment Delay	Total	Term Extension	Payment Delay	Total
	(In thousands)
Real estate mortgage:
Commercial	$—	$14,160	$14,160	$—	$14,160	$14,160
Other residential	556	—	556	4,077	—	4,077
Total	$556	$14,160	$14,716	$4,077	$14,160	$18,237

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
The following table provides the components of leases receivable income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$3,454	$4,711	$11,199	$14,323
The following table presents the components of leases receivable as of the dates indicated:

	September 30, 2025	December 31, 2024
	(In thousands)
Net Investment in Direct Financing Leases:
Lease payments receivable	$141,372	$202,815
Unguaranteed residual assets	20,424	22,489
Deferred costs and other	1,309	1,955
Aggregate net investment in leases	$163,105	$227,259
The following table presents maturities of leases receivable as of the date indicated:

September 30, 2025
(In thousands)
Period ending December 31,
2025	$14,550
2026	54,062
2027	39,116
2028	25,703
2029	18,693
Thereafter	4,240
Total undiscounted cash flows	156,364
Less: Unearned income	(14,992)
Present value of lease payments	$141,372

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the ALLL on loans and leases held for investment by loan portfolio segment for the periods indicated:

	Three Months Ended September 30, 2025
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$134,945	$7,063	$73,330	$14,006	$229,344
Charge-offs	(2,455)	—	(3,052)	(958)	(6,465)
Recoveries	1,602	1,370	5,833	117	8,922
Net (charge-offs) recoveries	(853)	1,370	2,781	(841)	2,457
Provision	3,456	205	4,746	293	8,700
Balance, end of period	$137,548	$8,638	$80,857	$13,458	$240,501

	Nine Months Ended September 30, 2025
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$145,754	$10,940	$67,833	$14,833	$239,360
Charge-offs	(24,324)	(21,536)	(21,227)	(2,877)	(69,964)
Recoveries	2,212	1,370	10,224	319	14,125
Net charge-offs	(22,112)	(20,166)	(11,003)	(2,558)	(55,839)
Provision	13,906	17,864	24,027	1,183	56,980
Balance, end of period	$137,548	$8,638	$80,857	$13,458	$240,501

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$—	$—	$—	$—	$—
Collectively evaluated	$137,548	$8,638	$80,857	$13,458	$240,501

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$166,678	$—	$4,981	$331	$171,990
Collectively evaluated	13,413,184	2,154,826	8,001,676	368,966	23,938,652
Ending balance	$13,579,862	$2,154,826	$8,006,657	$369,297	$24,110,642

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
The allowance for loan and lease losses increased by $11.2 million in the third quarter of 2025 to $240.5 million compared to the second quarter due primarily to a $8.7 million provision and net recoveries of $2.5 million.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans held for investment by collateral type as of the following dates:

	September 30, 2025			December 31, 2024
	Real	Business		Real	Business
	Property	Assets	Total	Property	Assets	Total
	(In thousands)
Real estate mortgage	$166,678	$—	$166,678	$167,060	$—	$167,060
Commercial	—	3,465	3,465	—	10,870	10,870
Total	$166,678	$3,465	$170,143	$167,060	$10,870	$177,930
Allowance for Credit Losses
The ACL is the combination of the ALLL and the reserve for unfunded loan commitments. The reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the condensed consolidated balance sheets.
The following tables present a summary of the activity in the ALLL and reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended
	September 30, 2025
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$229,344	$29,221	$258,565
Charge-offs	(6,465)	—	(6,465)
Recoveries	8,922	—	8,922
Net recoveries	2,457	—	2,457
Provision	8,700	1,000	9,700
Balance, end of period	$240,501	$30,221	$270,722

	Nine Months Ended
	September 30, 2025
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$239,360	$29,071	$268,431
Charge-offs	(69,964)	—	(69,964)
Recoveries	14,125	—	14,125
Net charge-offs	(55,839)	—	(55,839)
Provision	56,980	1,150	58,130
Balance, end of period	$240,501	$30,221	$270,722

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
The following table presents the carrying amount of goodwill as of the dates indicated:

Goodwill
(In thousands)
Balance, December 31, 2024	$214,521
Balance, September 30, 2025	$214,521
Our other intangible assets with definite lives are CDI and CRI. CDI and CRI are amortized on an accelerated basis over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or customer relationships acquired.
The following table presents the carrying amounts of CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Gross carrying amount of CDI and CRI,
beginning of period	$178,764	$236,264	$178,764	$236,264
Accumulated Amortization:
Balance, beginning of period	(59,834)	(87,370)	(45,820)	(70,787)
Amortization expense	(7,007)	(8,332)	(21,021)	(24,915)
Balance, end of period	(66,841)	(95,702)	(66,841)	(95,702)
Net CDI and CRI, end of period	$111,923	$140,562	$111,923	$140,562
The following table presents the estimated aggregate future amortization expense for our current CDI and CRI as of the date indicated:

September 30, 2025
(In thousands)
Period ending December 31,
2025	$6,636
2026	24,412
2027	21,166
2028	17,920
2029	14,675
Thereafter	27,114
Net CDI and CRI	$111,923

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	September 30,	December 31,
Other Assets	2025	2024
	(In thousands)
Investments:
LIHTC investments	$271,814	$295,964
SBIC investments	116,870	109,636
Alternative energy partnerships (HLBV investments)	16,429	17,472
Other equity and CRA investments	149,380	143,152
Total investments	554,493	566,224
Interest receivable	127,466	125,469
Operating lease ROU assets, net (1)	101,520	100,092
Prepaid expenses	35,307	39,432
Taxes receivable	8,491	18,009
Foreclosed assets, net	4,790	9,734
Equity warrants	3,418	3,763
Other receivables/assets	47,600	51,231
Total other assets	$883,085	$913,954
____________________
(1)    See Note 7. Leases for further details regarding the operating lease ROU assets.
NOTE 7. LEASES
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our condensed consolidated statements of earnings. The following table presents the components of lease expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Operating lease expense:
Fixed costs	$7,205	$7,689	$21,501	$26,051
Variable costs	36	299	271	447
Short-term lease costs	233	267	679	407
Sublease income	(1,065)	(1,129)	(3,353)	(3,646)
Net lease expense	$6,409	$7,126	$19,098	$23,259
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Nine Months Ended
	September 30,
	2025	2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,064	$28,689
ROU assets obtained in exchange for lease obligations:
Operating leases	$22,540	$3,437

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents supplemental balance sheet and other information related to operating leases as of the dates indicated:

	September 30,	December 31,
	2025	2024
	(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$101,520	$100,092
Operating lease liabilities	$123,254	$124,355

Weighted average remaining lease term (in years)	5.8	5.9
Weighted average discount rate	3.75%	3.53%
The following table presents the maturities of operating lease liabilities as of the date indicated:

September 30, 2025
(In thousands)
Period ending December 31,
2025	$7,763
2026	30,882
2027	24,621
2028	20,453
2029	16,540
Thereafter	37,729
Total operating lease liabilities	137,988
Less: Imputed interest	(14,734)
Present value of operating lease liabilities	$123,254
Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on the condensed consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the condensed consolidated statements of earnings, according to our fixed asset accounting policy. We receive periodic rental income payments under the leases, which are recorded as "Leased equipment income" in the condensed consolidated statements of earnings. The equipment is tested periodically for impairment. No impairment was recorded on "Equipment leased to others under operating leases" during the nine months ended September 30, 2025 and 2024.
The following table presents the rental payments to be received on operating leases as of the date indicated:

September 30, 2025
(In thousands)
Period ending December 31,
2025	$8,710
2026	35,630
2027	29,290
2028	26,424
2029	24,917
Thereafter	45,985
Total undiscounted cash flows	$170,956

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8.  BORROWINGS AND SUBORDINATED DEBT
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	September 30, 2025		December 31, 2024
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured advances	$1,700,000	3.96%	$1,100,000	3.93%
Other short-term borrowings	190,000	4.18%	—	—%
Credit-linked notes	115,022	15.09%	118,838	15.29%
Senior Notes	—	—%	174,000	5.25%
Total borrowings	2,005,022	4.62%	1,392,838	5.06%
Acquisition discount on Senior Notes	—		(1,024)
Total borrowings, net (1)	$2,005,022		$1,391,814
___________________
(1)    All borrowings were held at the Bank level with the exception of the Senior Notes. The Senior Notes were repaid in full in April 2025.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB as of September 30, 2025 of $7.1 billion, collateralized by a blanket lien on $10.6 billion of qualifying loans and $20.1 million of securities. As of September 30, 2025, there were $577.4 million in letters of credit pledged and $1.7 billion outstanding. As of December 31, 2024, there were $527.9 million in letters of credit pledged and a $1.1 billion balance outstanding.
The following table presents the interest rates and maturity dates of FHLB secured advances as of the date indicated:

	September 30, 2025
			Maturity
FHLB Secured Advances	Balance	Rate	Date
	(Dollars in thousands)
Term advance	$200,000	4.42%	10/06/2025
Term advance (1)	150,000	4.59%	06/26/2026
Term advance	100,000	3.79%	02/01/2027
Term advance	100,000	3.79%	03/01/2027
Term advance	100,000	3.78%	04/01/2027
Term advance (1)	150,000	4.63%	05/28/2027
Term advance (1)	150,000	4.63%	06/03/2027
Term advance (1)	150,000	4.39%	06/03/2027
Term advance	100,000	3.88%	06/24/2027
Term advance (1)	500,000	3.18%	09/18/2034
Total FHLB secured advances	$1,700,000	3.96%
___________________
(1)    Represents FHLB term advances that include a put feature.which allows the FHLB to terminate the advance before its scheduled maturity date.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of September 30, 2025, the Bank had secured borrowing capacity of $5.5 billion collateralized by liens covering $5.0 billion of qualifying loans and $1.6 billion of securities. As of September 30, 2025 and December 31, 2024, there was no balance outstanding.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Holding Company Line of Credit Arrangement. On December 23, 2024, Banc of California, Inc. entered into an unsecured revolving line of credit agreement as a borrower for $50.0 million. On March 17, 2025, the Company executed an amendment to the credit agreement which increased the Company's unsecured revolving line of credit to $100.0 million. The rate is based on 1-month SOFR plus a spread of 225 basis points. As of September 30, 2025 and December 31, 2024, there was no balance outstanding.
Senior Notes. The Senior Notes were unsecured debt obligations and ranked equally with our other unsecured unsubordinated obligations. We made interest payments on the Senior Notes semi-annually in arrears. On April 4, 2025, the Company repaid the Senior Notes in full that were scheduled to mature on April 15, 2025.
Credit-Linked Notes. On September 29, 2022, legacy Pacific Western Bank completed a credit-linked notes transaction. The notes were issued in five classes, each with an interest rate of SOFR plus a spread that ranges from 8.00% to 13.25%, with a weighted average spread of 10.75% at September 30, 2025. The notes are linked to the credit risk of an approximately $2.2 billion reference pool of previously purchased single-family residential mortgage loans at September 30, 2025. The notes are due June 27, 2052. Principal payments on the notes are based only on principal that is actually collected on these loans. The notes are reported at fair value of $115.0 million at September 30, 2025. See Note 2. Restricted Cash for information regarding the collateral for the notes and Note 11. Fair Value Option for additional information.
Other Short-Term Borrowing Arrangements. The Bank had credit limits of $215.0 million in the aggregate with several commercial banks, as well as borrowing arrangements with unaffiliated financial institutions that provide for the purchase of overnight funds and other short-term borrowings. The availability of these unsecured borrowings fluctuates regularly and is subject to the discretion of the counterparties. As of September 30, 2025, $190.0 million was outstanding under these arrangements, compared to no borrowings outstanding as of December 31, 2024.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Subordinated Debt
The following table summarizes the terms of each issuance of subordinated debt outstanding as of the dates indicated:

	September 30, 2025		December 31, 2024		Date	Maturity	Rate Index
Series	Balance	Rate (1)	Balance	Rate (1)	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Subordinated notes, net (2)(3)(4)	$381,597	3.25%	$381,185	3.25%	04/30/2021	05/01/2031	Fixed rate
Subordinated notes (5)	75,000	4.375%	75,000	4.375%	10/30/2020	10/30/2030	Fixed rate
Trust V	10,310	7.38%	10,310	7.71%	08/15/2003	09/17/2033	3-month Term SOFR + 3.10
Trust VI	10,310	7.35%	10,310	7.67%	09/03/2003	09/15/2033	3-month Term SOFR + 3.05
Trust CII	5,155	7.23%	5,155	7.56%	09/17/2003	09/17/2033	3-month Term SOFR + 2.95
Trust VII	61,856	7.32%	61,856	7.60%	02/05/2004	04/23/2034	3-month Term SOFR + 2.75
Trust CIII	20,619	5.99%	20,619	6.31%	08/15/2005	09/15/2035	3-month Term SOFR + 1.69
Trust FCCI	16,495	5.90%	16,495	6.22%	01/25/2007	03/15/2037	3-month Term SOFR + 1.60
Trust FCBI	10,310	5.85%	10,310	6.17%	09/30/2005	12/15/2035	3-month Term SOFR + 1.55
Trust CS 2005-1	82,475	6.25%	82,475	6.57%	11/21/2005	12/15/2035	3-month Term SOFR + 1.95
Trust CS 2005-2	128,866	6.52%	128,866	6.80%	12/14/2005	01/30/2036	3-month Term SOFR + 1.95
Trust CS 2006-1	51,545	9.45%	51,545	9.95%	02/22/2006	04/30/2036	Prime + 1.95
Trust CS 2006-2	51,550	6.52%	51,550	6.80%	09/27/2006	10/30/2036	3-month Term SOFR + 1.95
Trust CS 2006-3 (6)	30,244	4.07%	26,687	5.10%	09/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	9.45%	16,470	9.95%	12/05/2006	01/30/2037	Prime + 1.95
Trust CS 2006-5	6,650	6.52%	6,650	6.80%	12/19/2006	01/30/2037	3-month Term SOFR + 1.95
Trust CS 2007-2	39,177	6.52%	39,177	6.80%	06/13/2007	07/30/2037	3-month Term SOFR + 1.95
PMB Statutory Trust III	7,217	7.66%	7,217	7.99%	09/16/2002	09/26/2032	3-month Term SOFR + 3.40
PMB Capital Trust III	10,310	6.59%	10,310	6.89%	10/04/2004	10/08/2034	3-month Term SOFR + 2.00
Total subordinated debt	1,016,156	5.28%	1,012,187	5.48%
Acquisition discount (7)	(65,268)		(70,264)
Total subordinated debt, net	$950,888		$941,923
___________________
(1)    Rates do not include the effects of discounts and issuance costs.
(2)    Net of unamortized issuance costs of $3.4 million at September 30, 2025 and $3.8 million at December 31, 2024.
(3)    Interest rate is fixed until May 1, 2026, when it changes to a floating rate and resets quarterly equal to 3-month Term SOFR, plus a spread of 252 basis points.
(4)    Subordinated notes, net, issued at the Bank level rather than the holding company level.
(5)    Interest rate was fixed until October 30, 2025, when it changed to a floating rate equal to 3-month Term SOFR, plus a spread of 419.5 basis points.
(6)    Denomination is in Euros with a value of €25.8 million.
(7)    Amount represents the fair value adjustment on subordinated debt assumed in acquisitions.

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
The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the condensed consolidated balance sheets as of the dates indicated:

	September 30, 2025			December 31, 2024
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In thousands)
Derivatives Designated as Cash Flow Hedges:
Interest rate swaps	$300,000	$—	$4,281	$300,000	$1,442	$—
Interest rate collars	1,000,000	—	113	—	—	—
Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	152,480	4,268	4,224	192,405	6,516	6,428
Foreign exchange contracts	97,312	128	119	36,155	515	1,134
Equity warrant assets	14,494	3,418	—	16,066	3,763	—
Total contracts	$1,564,286	$7,814	$8,737	$544,626	$12,236	$7,562
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
The cash flow hedges were deemed highly effective at inception and as of September 30, 2025. For derivatives designated as cash flow hedges, the portion of changes in fair value considered to be highly effective is reported as a component of AOCI on the condensed consolidated balance sheets until the related cash flows from the hedged items are recognized in earnings. As of September 30, 2025, the fair value of the cash flow hedges represented a net liability of $4.4 million, related to which a loss of $3.9 million (net of tax) was included in AOCI. The estimated amount to be reclassified in the next 12 months out of AOCI into earnings is $1.1 million.
Terminated Cash Flow Hedge
The Company terminated all of the pay-fixed, receive floating interest rate swap contracts classified as cash flow hedges with notional amounts of $355.0 million entered into during 2024, and all remaining deferred amounts in AOCI have been amortized into interest expense as of the end of the third quarter of 2025.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Interest Rate Swaps, Foreign Exchange Contracts, and Equity Warrant Assets Not Designated for Hedge Accounting
The Company offers borrowers interest rate swaps under a "back-to-back" loan hedging program and offsets these "pay floating/receive fixed" contracts with borrowers with "receive floating/pay fixed" swaps with counterparty banks. The total notional balance of these offsetting hedging contracts was $152.5 million at September 30, 2025.
The Company has also hedged the interest rate risk and foreign currency risk on €25.8 million of subordinated debt utilizing a cross-currency swap. Under the current terms of the swap, the Company receives three-month Euribor plus 205 basis points and pays a fixed rate of 5.92% with ultimate principal exchanged at maturity. For the quarter ended September 30, 2025, changes in fair value and fees recorded to "Noninterest income" in the condensed consolidated statements of earnings were immaterial.
See Note 12. Fair Value Measurements for additional information regarding equity warrant assets.
NOTE 10.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	September 30,	December 31,
	2025	2024
	(In thousands)
Loan commitments to extend credit	$4,822,917	$4,887,690
Standby letters of credit	225,096	201,768
Total	$5,048,013	$5,089,458
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
Commitments to extend credit are contractual agreements to lend to our customers when customers are in compliance with their contractual credit agreements and when customers have contractual availability to borrow under such agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $30.2 million at September 30, 2025 and $29.1 million at December 31, 2024.
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
In addition, we invest in SBICs that call for capital contributions up to an amount specified in the partnership agreements, and in CRA-related loan pools. As of September 30, 2025 and December 31, 2024, we had commitments to contribute capital to these entities totaling $107.4 million and $79.7 million.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the years in which commitments are expected to be paid for our commitments to contribute capital to SBICs and CRA-related loan pools as of the date indicated:

September 30, 2025
(In thousands)
Period ending December 31,
2025	$53,683
2026	53,682
Total	$107,365
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
Fair Value Option for Certain Debt Liabilities
The Company has elected the fair value option for the credit-linked notes issued in September 2022. The Company elected the fair value option because these exposures are considered to be structured notes, which are financial instruments that contain embedded derivatives. The notes are linked to the credit risk of an approximately $2.2 billion reference pool of previously purchased single-family residential mortgage loans. The principal balance of the credit-linked notes was $116.2 million at September 30, 2025. The carrying value of the credit-linked notes at September 30, 2025 was the estimated fair value of $115.0 million. For the three and nine months ended September 30, 2025, the interest expense on the credit-linked notes totaled $4.5 million and $13.5 million and totaled $5.0 million and $15.0 million for the three and nine months ended September 30, 2024, and was recorded in "Interest expense - borrowings" on the condensed consolidated statements of earnings.
The following table presents the changes in fair value of the credit-linked notes for which the fair value option has been elected for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Credit-Linked Notes	2025	2024	2025	2024
	(In thousands)
Changes in fair value - gains (losses) included in earnings	$14	$4,399	$(141)	$1,624
Changes in fair value - other comprehensive income (loss)	$1,361	$(1,495)	$990	$(2,110)
The following table provides information about the credit-linked notes carried at fair value as of the dates indicated:

	September 30,	December 31,
Credit-Linked Notes	2025	2024
	(In thousands)
Carrying value reported on the condensed consolidated balance sheets	$115,022	$118,838
Aggregate unpaid principal balance in excess of fair value	$1,150	$301

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
The Company also holds SBIC investments measured at fair value using the NAV per share practical expedient that are not required to be classified in the fair value hierarchy. At September 30, 2025, the fair value of these investments was $116.9 million.
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of
	September 30, 2025
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available-for-sale:
Agency residential MBS	$844,155	$—	$844,155	$—
Agency commercial MBS	50,882	—	50,882	—
Agency residential CMOs	781,982	—	781,982	—
Corporate debt securities	256,948	—	254,623	2,325
Private label residential CMOs	258,693	—	258,693	—
Collateralized loan obligations	206,474	—	206,474	—
Private label commercial MBS	10,274	—	10,274	—
Asset-backed securities	13,882	—	13,882	—
SBA securities	3,444	—	3,444	—
Total securities available-for-sale	$2,426,734	$—	$2,424,409	$2,325
Equity investments with readily determinable fair values	$3	$3	$—	$—
Derivatives (1):
Derivative assets
Interest rate and foreign exchange contracts	4,396	—	4,396	—
Equity warrants	3,418	—	—	3,418
Derivative liabilities
Cash flow hedges	4,394	—	4,394	—
Interest rate and foreign exchange contracts	4,343	—	4,343	—
Credit-linked notes	115,022	—	—	115,022
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
During the nine months ended September 30, 2025, there was a $2,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis. There was no transfer of AFS corporate debt securities from Level 3 to Level 2 during the nine months ended September 30, 2025 and no transfer of AFS corporate debt securities from Level 2 to Level 3 during the same period.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third-party pricing service for our Level 3 corporate debt securities available-for-sale measured at fair value on a recurring basis as of the date indicated:

	September 30, 2025
	Corporate Debt Securities
	Input or	Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Spread to 10 Year Treasury	3.1% - 8.5%	5.5%
Discount rates	7.2% - 12.7%	9.7%
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	September 30, 2025
	Equity Warrants
		Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (2)
Volatility (1)	17.4% - 1,905.1%	25.0%
Risk-free interest rate	3.6% - 4.2%	3.7%
Remaining life assumption (in years)	0.08 - 4.97	3.22
____________________
(1)    The high-end volatility input relates to an out-of-the-money warrant with an immaterial fair value and near-term expiration.
(2)    Unobservable inputs for equity warrants were weighted by the relative fair values of the instruments.
The following table summarizes activity for our Level 3 corporate debt securities available-for-sale, equity warrants, and credit-linked notes measured at fair value on a recurring basis for the period indicated:

	Corporate	Equity	Credit-Linked
	Debt Securities	Warrants	Notes
	(In thousands)
Balance, December 31, 2024	$2,130	$3,763	$118,838
Total included in earnings	—	1,365	141
Total included in other comprehensive income	195	—	(990)
Issuances	—	247	—
Principal payments	—	—	(2,967)
Exercises and settlements	—	(1,955)	—
Transfers to Level 1 (equity investments with readily
determinable fair values)	—	(2)	—
Balance, September 30, 2025	$2,325	$3,418	$115,022

Unrealized net loss for the period included in other
comprehensive income for securities held at quarter-end	$(675)
The following tables present assets measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement as of
	September 30, 2025
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$19,113	$—	$16,248	$2,865
OREO	467	—	467	—
Total non-recurring	$19,580	$—	$16,715	$2,865

	Fair Value Measurement as of
	December 31, 2024
Measured on a Non-Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$58,948	$—	$45,962	$12,986
OREO	3,372	—	3,372	—
Total non-recurring	$62,320	$—	$49,334	$12,986

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
The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended		Nine Months Ended
Losses on Assets	September 30,		September 30,
Measured on a Non-Recurring Basis	2025	2024	2025	2024
	(In thousands)
Individually evaluated loans and leases	$827	$8,945	$1,743	$29,192
OREO	123	207	274	336
Total losses	$950	$9,152	$2,017	$29,528
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	September 30, 2025
		Valuation	Unobservable	Input or	Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Individually evaluated
loans and leases	$2,865	Third-party appraisals	No discounts
Total non-recurring Level 3	$2,865

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	September 30, 2025
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$205,364	$205,364	$205,364	$—	$—
Interest-earning deposits in financial institutions	2,192,901	2,192,901	2,192,901	—	—
Securities available-for-sale	2,426,734	2,426,734	—	2,424,409	2,325
Securities held-to-maturity	2,303,657	2,223,622	183,536	2,036,210	3,876
Investment in FRB and FHLB stock	159,337	159,337	—	159,337	—
Loans held for sale	211,454	211,613	—	211,613	—
Loans and leases held for investment, net	23,870,141	22,968,320	—	16,248	22,952,072
Equity investments with readily determinable fair values	3	3	3	—	—
Equity warrants	3,418	3,418	—	—	3,418
Interest rate and foreign exchange contracts	4,396	4,396	—	4,396	—
Servicing rights	17,998	19,818	—	—	19,818

Financial Liabilities:
Demand, checking, money market, and savings deposits	22,458,245	22,458,245	—	22,458,245	—
Time deposits	4,726,520	4,721,428	—	4,721,428	—
Borrowings	2,005,022	2,008,135	190,000	1,703,113	115,022
Subordinated debt	950,888	934,793	—	934,793	—
Cash flow hedges	4,394	4,394	—	4,394	—
Interest rate and foreign exchange contracts	4,343	4,343	—	4,343	—

	December 31, 2024
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$192,006	$192,006	$192,006	$—	$—
Interest-earning deposits in financial institutions	2,310,206	2,310,206	2,310,206	—	—
Securities available-for-sale	2,246,839	2,246,839	—	2,244,709	2,130
Securities held-to-maturity	2,306,149	2,156,694	173,283	1,976,265	7,146
Investment in FRB and FHLB stock	147,773	147,773	—	147,773	—
Loans held for sale	26,331	26,562	—	26,562	—
Loans and leases held for investment, net	23,542,303	22,412,073	—	45,962	22,366,111
Equity investments with readily determinable fair values	3	3	3	—	—
Equity warrants	3,763	3,763	—	—	3,763
Cash flow hedges	1,442	1,442	—	1,442	—
Interest rate and foreign exchange contracts	7,031	7,031	—	7,031	—
Servicing rights	19,623	21,040	—	—	21,040

Financial Liabilities:
Demand, checking, money market, and savings deposits	22,625,485	22,625,485	—	22,625,485	—
Time deposits	4,566,424	4,556,575	—	4,556,575	—
Borrowings	1,391,814	1,382,742	—	1,263,904	118,838
Subordinated debt	941,923	901,532	—	901,532	—
Interest rate and foreign exchange contracts	7,562	7,562	—	7,562	—

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of September 30, 2025, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.
NOTE 13.  EARNINGS PER SHARE
The following tables present the computations of basic and diluted net earnings per share by class of common stock for the periods indicated:

	Three Months Ended September 30, 2025
			Non-Voting
		Class B	Common
	Voting	Non-Voting	Stock	Total
	Common	Common	Equivalents	Common
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net earnings available to common and equivalent stockholders	$56,374	$181	$3,127	$59,682
Less: Earnings allocated to unvested restricted stock (1)	(31)	—	—	(31)
Net earnings allocated to common and equivalent shares	$56,343	$181	$3,127	$59,651

Weighted average basic shares and unvested restricted
stock outstanding	148,477	477	8,231	157,185
Less: weighted average unvested restricted stock
outstanding	(82)	—	—	(82)
Weighted average basic shares outstanding	148,395	477	8,231	157,103

Basic earnings per share	$0.38	$0.38	$0.38	$0.38

Diluted Earnings Per Share:
Net earnings available to common and equivalent stockholders	$56,374	$181	$3,127	$59,682
Reallocation of net earnings as a result of conversion of
NVCE to Voting Common	3,127	—	—	—
Reallocation of net earnings	2	(2)	395	—
Net earnings for diluted earnings per share	$59,503	$179	$3,522	$59,682

Weighted average diluted shares outstanding	149,188	477	9,386	159,051
Conversion of NVCE to Voting Common	9,386	—	—	—
Shares used in computation of diluted earnings per share	158,574	477	9,386	159,051

Diluted earnings per share	$0.38	$0.38	$0.38	$0.38
________________________
(1)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2025
			Non-Voting
		Class B	Common
	Voting	Non-Voting	Stock	Total
	Common	Common	Equivalents	Common
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net earnings available to common and equivalent stockholders	$114,387	$360	$6,994	$121,741
Less: Earnings allocated to unvested restricted stock (1)	(89)	—	—	(89)
Net earnings allocated to common and equivalent shares	$114,298	$360	$6,994	$121,652

Weighted average basic shares and unvested restricted
stock outstanding	151,677	477	9,266	161,420
Less: weighted average unvested restricted stock
outstanding	(144)	—	—	(144)
Weighted average basic shares outstanding	151,533	477	9,266	161,276

Basic earnings per share	$0.75	$0.75	$0.75	$0.75

Diluted Earnings Per Share:
Net earnings available to common and equivalent stockholders	$114,387	$360	$6,994	$121,741
Reallocation of net earnings as a result of conversion of
NVCE to Voting Common	6,994	—	—	—
Reallocation of net earnings	2	(2)	188	—
Net earnings for diluted earnings per share	$121,383	$358	$7,182	$121,741

Weighted average diluted shares outstanding	151,959	477	9,557	161,993
Conversion of NVCE to Voting Common	9,557	—	—	—
Shares used in computation of diluted earnings per share	161,516	477	9,557	161,993

Diluted earnings per share	$0.75	$0.75	$0.75	$0.75
________________________
(1)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2024
			Non-Voting
		Class B	Common
	Voting	Non-Voting	Stock	Total
	Common	Common	Equivalents	Common
	(In thousands, except per share amounts)
Basic Loss Per Share:
Net loss available to common and equivalent stockholders	$(1,092)	$(3)	$(68)	$(1,163)
Less: Earnings allocated to unvested restricted stock (1)	59	—	—	59
Net loss allocated to common and equivalent shares	$(1,033)	$(3)	$(68)	$(1,104)

Weighted average basic shares and unvested restricted
stock outstanding	158,503	477	9,903	168,883
Less: weighted average unvested restricted stock
outstanding	(300)	—	—	(300)
Weighted average basic shares outstanding	158,203	477	9,903	168,583

Basic loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Diluted Loss Per Share:
Net loss allocated to common and equivalent shares	$(1,033)	$(3)	$(68)	$(1,104)
Weighted average diluted shares outstanding	158,203	477	9,903	168,583
Diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
________________________
(1)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2024
			Non-Voting
		Class B	Common
	Voting	Non-Voting	Stock	Total
	Common	Common	Equivalents	Common
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net earnings available to common and equivalent stockholders	$37,575	$114	$2,439	$40,128
Less: Earnings allocated to unvested restricted stock (1)	27	—	—	27
Net earnings allocated to common and equivalent shares	$37,602	$114	$2,439	$40,155

Weighted average basic shares and unvested restricted
stock outstanding	158,242	477	10,234	168,953
Less: weighted average unvested restricted stock
outstanding	(567)	—	—	(567)
Weighted average basic shares outstanding	157,675	477	10,234	168,386

Basic earnings per share	$0.24	$0.24	$0.24	$0.24

Diluted Earnings Per Share:
Net earnings allocated to common and equivalent shares	$37,602	$114	$2,439	$40,155
Weighted average diluted shares outstanding	157,675	477	10,234	168,386
Diluted earnings per share	$0.24	$0.24	$0.24	$0.24
________________________
(1)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.
The terms of each class of the Company’s capital stock are described in Note 15. Stockholders’ Equity to the accompanying condensed consolidated financial statements.
The following table presents the weighted average outstanding restricted shares and warrants that were not included in the computation of diluted earnings per share because their effect would be anti-dilutive for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Restricted stock awards and units	81	300	144	567
Warrants	—	18,902	—	18,902

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

	Three Months Ended September 30,
	2025		2024
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total Interest Income	$432,541	$—	$446,893	$—
Noninterest Income:
Service charges on deposit accounts	5,109	5,109	4,568	4,568
Commissions and fees	9,514	4,605	8,256	4,322
Leased equipment income	10,321	—	17,176	—
Loss on sale of loans	(374)	—	(62)	—
Loss on sale of securities	—	—	(59,946)	—
Dividends and gains on equity investments	2,291	—	3,730	—
Warrant income	433	—	211	—
LOCOM HFS adjustment	—	—	(74)	—
Other income	6,991	54	10,689	170
Total noninterest income (loss)	34,285	9,768	(15,452)	9,060
Total Revenue	$466,826	$9,768	$431,441	$9,060
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Three Months Ended
	September 30,
	2025	2024
	(In thousands)
Products and services transferred at a point in time	$3,802	$4,012
Products and services transferred over time	5,966	5,048
Total revenue from contracts with customers	$9,768	$9,060

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2025		2024
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total Interest Income	$1,259,705	$—	$1,388,186	$—
Noninterest Income:
Service charges on deposit accounts	14,108	14,108	13,813	13,813
Commissions and fees	29,113	14,602	25,027	13,708
Leased equipment income	31,336	—	40,379	—
(Loss) gain on sale of loans	(133)	—	625	—
Loss on sale of securities	—	—	(59,946)	—
Dividends and gains on equity investments	4,500	—	7,964	—
Warrant income	1,365	—	65	—
LOCOM HFS adjustment	(9)	—	218	—
Other income	20,288	559	20,011	396
Total noninterest income	100,568	29,269	48,156	27,917
Total Revenue	$1,360,273	$29,269	$1,436,342	$27,917
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Nine Months Ended
	September 30,
	2025	2024
	(In thousands)
Products and services transferred at a point in time	$12,053	$13,093
Products and services transferred over time	17,216	14,824
Total revenue from contracts with customers	$29,269	$27,917
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of the dates indicated:

	September 30, 2025	December 31, 2024
	(In thousands)
Receivables, which are included in "Other assets"	$1,649	$1,679
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$296	$348
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the nine months ended September 30, 2025 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $52,000.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15.  STOCKHOLDERS' EQUITY
Stock-Based Compensation
At the special meeting of stockholders held on November 22, 2023, the Company's stockholders approved the Amended and Restated Banc of California, Inc. 2018 Stock Incentive Plan (the “Amended and Restated 2018 Plan”). The Company’s Amended and Restated 2018 Plan permits stock-based compensation awards to officers, directors, employees, and consultants and will remain in effect until November 30, 2033. The Amended and Restated 2018 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 10,717,882 shares. As of September 30, 2025, there were 3,392,919 shares available for grant under the Amended and Restated 2018 Plan. In addition to the Amended and Restated 2018 Plan, in connection with the November 30, 2023 merger of PacWest Bancorp with and into Banc of California, Inc. (the “Merger”), the Company assumed the Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (the "PacWest 2017 Plan") with respect to PacWest's outstanding stock-based awards.
Restricted Stock (RSUs, TRSAs, and PSUs)
Restricted stock amortization totaled $5.9 million and $5.2 million for the three months ended September 30, 2025 and 2024 and $17.3 million and $13.3 million for the nine months ended September 30, 2025 and 2024. Such amounts are included in "Compensation expense" on the condensed consolidated statements of earnings. The amount of unrecognized compensation expense related to all unvested RSUs, TRSAs, and PSUs as of September 30, 2025 totaled $49.8 million.
Restricted Stock Units and Time-Based Restricted Stock Awards
At September 30, 2025, there were 2,611,113 shares of unvested RSUs outstanding pursuant to the Amended and Restated 2018 Plan. At September 30, 2025, there were 78,656 shares of unvested TRSAs outstanding pursuant to the PacWest 2017 Plan. The RSUs and TRSAs generally vest over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to RSUs and TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method. TRSAs were assumed by the Company in connection with the Merger and continue to vest in accordance with the original vesting schedule of the awards.
Performance Stock Units
At September 30, 2025, there were 2,426,262 units of unvested PSUs outstanding. Compensation expense related to the PSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. Annual PSU expense may vary during the performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PSUs is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable and the employee continues to meet the service requirement of the award.
Classes of Stock and Equity Instruments
Preferred Stock
Depositary shares each representing 1/40th of a share of 7.75% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series F (“Series F Preferred Stock”) are listed on the NYSE under the symbol “BANC/PF.” The Series F Preferred Stock ranks senior to our common stock and common stock equivalents both as to dividends and liquidation preference but generally have no voting rights. There are 50,000,000 total preferred shares authorized, of which 27,000,000 were authorized for the non-voting common stock equivalents (“NVCE”) and 513,250 were authorized and outstanding for the Series F Preferred stock at September 30, 2025 and December 31, 2024.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Common Stock
Our voting common stock is listed on the NYSE under the symbol “BANC” and there were 446,863,844 shares authorized at September 30, 2025 and December 31, 2024 and 150,826,212 shares outstanding at September 30, 2025 and 158,346,529 shares outstanding at December 31, 2024.
Class B Non-Voting Common Stock
Our Class B non-voting, non-convertible common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The Class B non-voting common stock ranks equally with, and has identical rights, preferences, and privileges as the voting common stock with respect to dividends and liquidation preference but generally have no voting rights. There were 3,136,156 shares authorized at September 30, 2025 and December 31, 2024 and 477,321 shares outstanding at September 30, 2025 and at December 31, 2024.
Non-Voting Common Stock Equivalents
In conjunction with the Merger, the Company issued a new class of NVCE from authorized preferred stock, which were issued under the Investment Agreements (as defined below). Our NVCE stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The NVCE stock does not have voting rights and ranks equally with, and has identical rights, preferences, and privileges as, the voting common stock with respect to dividends or distributions (including regular quarterly dividends) declared by the Board and rights upon any liquidation, dissolution, winding up or similar proceeding of the Company. The NVCE stock is convertible into shares of voting common stock on a one-for-one basis, generally upon transfer to an eligible holder or the occurrence of other specified events in accordance with the terms of the Warburg Investment Agreements with affiliates of funds managed by Warburg Pincus LLC (the "Warburg Investors"). There were 27,000,000 shares of NVCE stock authorized at September 30, 2025 and December 31, 2024 and 4,140,600 shares of NVCE stock outstanding at September 30, 2025 and 9,790,600 at December 31, 2024.
During the third quarter of 2025, certain affiliates of Warburg Pincus LLC sold 4,500,000 shares of the Company’s NVCE in a negotiated block trade with a third party at a price per share of $16.38. The transaction was executed at a market-based price reflecting a customary block trade discount, and the NVCE shares automatically converted to common shares upon sale. The Company also repurchased 1,150,000 shares of its NVCE stock from the Warburg Investors at that same price per share under the Company's authorized share repurchase program. The repurchased shares were retired upon settlement and recorded as a reduction to stockholders’ equity.
Warrants
In conjunction with the Merger and per the terms of the investment agreements, each dated July 25, 2023, entered into by Banc of California, Inc. with the Warburg Investors (such agreement, the "Warburg Investment Agreement") and the Centerbridge Investor (together with the Warburg Investment Agreement, the "Investment Agreements"), respectively, the Warburg Investors received warrants to purchase 15,853,659 shares of NVCE stock (the "Warburg Warrants"), and the Centerbridge Investor received warrants to purchase 3,048,780 shares of voting common stock (the “Centerbridge Warrants”), each with an initial exercise price of $15.375 per share, subject to customary anti-dilution adjustments provided for under the warrant agreements. The warrants carry a term of seven years but are subject to mandatory exercise when the market price of the voting common stock reaches or exceeds $24.60 for 20 or more trading days during any 30-consecutive trading day period. These warrants are being accounted for as equity. The exercise price of the Centerbridge Warrants will be adjusted downward, per the terms of their warrant agreement, and the exercise price of the Warburg Warrants will also be adjusted, per the terms of their warrant agreement and the NVCE Articles Supplementary, for cash distributions to stockholders of the Company’s voting common stock, including the Company’s quarterly cash dividend.

In addition to their holdings of NVCE and warrants, the Warburg Investors beneficially owned approximately 10.34% of the Company’s outstanding voting common stock as of September 30, 2025. See Note 17. Related Party Transactions for additional information regarding these holdings.

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
During the first quarter of 2025, common stock repurchased under the program totaled 2,684,823 shares at a weighted average price per share of $14.36, or $38.5 million in the aggregate. During the second quarter of 2025, common stock repurchased under the program totaled 8,809,814 shares at a weighted average price per share of $12.65, or $111.5 million in the aggregate. During the third quarter of 2025, common and common equivalent stock repurchased under the program totaled 2,153,792 shares at a weighted average price per share of $16.48, or $35.5 million in aggregate. The third quarter of 2025 repurchases include 1,150,000 shares of our NVCE stock from the Warburg Investors at a price per share of $16.38. During the nine months ended September 30, 2025, common and common equivalent stock repurchased under the program totaled 13,648,429 shares at a weighted average price per share of $13.59, or $185.5 million in the aggregate. As of September 30, 2025, the Company had $114.5 million remaining under the stock repurchase authorization.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16. SEGMENT REPORTING
The Company provides banking and treasury management services to small-, middle-market, and venture-backed businesses. The principal business activities of the Company are gathering deposits, originating and servicing loans and leases, and investing in investment securities. The Company's CODM is the Chief Executive Officer.
The Company operates as one reportable segment, Commercial Banking, based on how the CODM manages the business activities. The CODM uses net earnings to evaluate income generated from segment assets, assess performance, decide how to allocate resources, determine dividend availability, establish management's compensation, and guide other strategic decisions. The accounting policies of the Commercial Banking segment are the same as those described in Note 1. Nature of Operations and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Form 10-K. Additionally, the Company does not have intra-entity sales or transfers.
The following presents our operating segment income statement, including significant expense categories, regularly reviewed by the CODM, and the reconciliation of segment net earnings to consolidated net earnings for the periods indicated:

	Three Months Ended		Nine Months Ended
Income Statement	September 30,		September 30,
Commercial Banking Segment	2025	2024	2025	2024
	(In thousands)
Total interest income	$432,541	$446,893	$1,259,705	$1,388,186
Total interest expense	179,097	214,718	533,681	697,421
Net interest income	253,444	232,175	726,024	690,765
Provision for credit losses	9,700	9,000	58,100	30,000
Net interest income after provision for credit losses	243,744	223,175	667,924	660,765
Noninterest income	34,285	(15,452)	100,568	48,156
Noninterest expense:
Compensation	88,865	85,585	263,644	263,735
Customer related expense	26,227	34,475	80,555	97,799
Occupancy	15,415	16,892	45,898	52,315
Information technology and data processing	13,535	14,995	41,707	45,872
Insurance and assessments	8,994	12,708	25,680	59,600
Intangible asset amortization	7,160	8,485	21,479	25,373
Leased equipment depreciation	6,750	7,144	20,191	22,175
Other professional services	5,394	5,101	16,313	15,359
Loan expense	4,947	3,994	11,927	12,817
Acquisition, integration and reorganization costs	—	(510)	—	(13,160)
Other expense(1)	8,397	7,340	27,812	28,485
Total noninterest expense	185,684	196,209	555,206	610,370
Earnings before income taxes	92,345	11,514	213,286	98,551
Income tax expense	22,716	2,730	61,704	28,582
Segment net earnings(2)	$69,629	$8,784	$151,582	$69,969
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following presents our operating segment balance sheet information and the reconciliation of segment assets to consolidated total assets as of the dates indicated:

Balance Sheet Data	September 30,	December 31,
Commercial Banking Segment	2025	2024
	(In thousands)
Segment total assets (1)	$34,012,965	$33,542,864
_________________________
(1)    Segment total assets is the same as total assets reported on the condensed consolidated balance sheets.
NOTE 17. RELATED PARTY TRANSACTIONS
Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with, the Bank in the ordinary course of business, including deposits, loans, and other financial services-related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank's underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of September 30, 2025, no related party loans were categorized as nonaccrual, past due, restructured, or potential problem loans.
Transactions with Related Parties
The Company and the Bank have engaged in the transaction described below with the Company's current directors, executive officers, and beneficial owners of more than five percent of the outstanding shares of the Company's voting common stock and certain persons related to them.
The Company is a party to a services agreement with IntraFi Network LLC (“IntraFi”) whereby IntraFi provides the Bank with certain insured cash sweep services from time to time. Affiliates of funds managed by Warburg Pincus LLC hold a material investment interest in IntraFi. Additionally, one of Warburg Pincus LLC’s principals, Todd Schell, who currently serves as a member of the Board, is a member of the board of directors of IntraFi. Affiliates of funds managed by Warburg Pincus LLC beneficially owned approximately 10.34% of the Company’s outstanding voting common stock as of September 30, 2025, based on information reported on a Schedule 13D filed with the SEC on August 1, 2024. For the three and nine months ended September 30, 2025, the amounts paid to IntraFi for certain insured cash sweep services were $1.9 million and $5.6 million, and were $1.8 million and $6.0 million for the three and nine months ended September 30, 2024.
During the third quarter of 2025, the Company also repurchased 1,150,000 shares of our NVCE stock from the Warburg Investors. See Note 15. Stockholders’ Equity for additional information regarding this transaction.
NOTE 18.  SUBSEQUENT EVENTS
Common Stock Dividend
On November 6, 2025, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.10 per common share. The cash dividend is payable on January 2, 2026, to stockholders of record at the close of business on December 15, 2025.
Preferred Stock Dividend
On November 6, 2025, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.4845 per Depositary Share. The cash dividend is payable on December 1, 2025 to stockholders of record at the close of business on November 20, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2025. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Form 10-K") and with the unaudited condensed consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q.
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

Overview
Banc of California, Inc., a Maryland corporation, was incorporated in March 2002 and serves as the holding company for its wholly owned subsidiary, Banc of California (the “Bank”), a California state-chartered bank and member of the FRB. When we refer to the “holding company," we are referring to Banc of California, Inc., the parent company, on a stand-alone basis. When we refer to “we,” “us,” “our,” or the “Company,” we are referring to Banc of California, Inc. and its consolidated subsidiaries including the Bank, collectively. The Bank is a premier relationship-based business bank, providing banking and treasury management services to small-, middle-market, and venture-backed businesses. The Bank offers a broad range of loan and deposit products and services through full-service branches throughout California and in Denver, Colorado, and Durham, North Carolina, as well as through regional offices nationwide. The Bank also provides full-service payment processing solutions to its clients and serves the Community Association Management industry nationwide with its technology-forward platform, SmartStreet™.
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
During the nine months ended September 30, 2025, the Company repurchased a total of 13.6 million shares of common and common equivalent stock for $185.5 million, at a weighted-average price of $13.59 per share. This included the repurchase of 2.7 million shares in the first quarter, 8.8 million in the second quarter, and 2.2 million in the third quarter. As of September 30, 2025, the Company had $114.5 million remaining under the stock repurchase authorization. For further information on the stock repurchase program, see Note 15. Stockholders' Equity, of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Strategic Loan Sales Process
During the second quarter of 2025, the Company commenced a strategic loan sale process, reclassifying approximately $506.7 million of loans as held for sale. While many of the loans being sold have sufficient collateral values, they have attributes that drive credit migration, and as a result we commenced the sales process for these loans in the second quarter. As a result of the transfer, the Company recognized charge-offs totaling $36.9 million resulting in an incremental impact to provision expense of $26.3 million in the second quarter of 2025.
As of September 30, 2025, the Company had liquidated $292.0 million of these loans through the sale of $236.4 million of loans and the repayment of an additional $55.6 million prior to sale. The Company also recognized a loss of $0.4 million on the loans sold. As of September 30, 2025, $180.9 million of loans remained to be sold relating to the strategic loan sale.

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

The Level of Noninterest Expense
Our noninterest expense includes fixed and controllable overhead, the largest components of which are compensation expense, customer related expense, information technology and data processing expense, and occupancy expense. Customer related expenses are primarily ECR payments to customers and are mostly driven by the HOA business. ECRs are rate-sensitive and fluctuate in response to changes in the federal funds rate. Additionally, noninterest expense includes insurance and assessments, intangible asset amortization, leased equipment depreciation, other professional services, loan expenses, acquisition, integration and organization costs, and other expense. We monitor our efficiency ratio as a key measure of operational performance.
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
Our accounting policies and estimates are fundamental to understanding the following discussion and analysis of financial condition and results of operations. We identify critical policies and estimates as those that require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies and estimates relate to the ACL on loans and leases held for investment, the carrying value of goodwill and other intangible assets, and the realization of deferred income tax assets and liabilities.
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

		Three Months Ended		Nine Months Ended
Return on Average Tangible		September 30,	June 30,	September 30,
Common Equity ("ROATCE")		2025	2025	2025	2024
		(Dollars in thousands)
Net earnings		$69,629	$28,385	$151,582	$69,969

Earnings before income taxes					$98,551
Add:	Intangible asset amortization				25,373
	Adjusted earnings before income
	taxes for ROATCE				123,924
Adjusted income tax expense (1)					(34,215)

Adjustments:
	Intangible asset amortization	7,160	7,159	21,479
	Tax impact of adjustment above (1)	(1,958)	(1,655)	(5,872)
	Adjustment to net earnings	5,202	5,504	15,607

Adjusted net earnings for ROATCE		74,831	33,889	167,189	89,709
Less:	Preferred stock dividends	9,947	9,947	29,841	29,841
	Adjusted net earnings available
	to common and equivalent
	stockholders for ROATCE	$64,884	$23,942	$137,348	$59,868

Average stockholders' equity		$3,437,335	$3,430,143	$3,463,568	$3,412,964
Less:	Average goodwill and intangible assets	330,277	337,352	337,361	358,321
Less:	Average preferred stock	498,516	498,516	498,516	498,516
	Average tangible common equity	$2,608,542	$2,594,275	$2,627,691	$2,556,127

Return on average equity (2)		8.04%	3.32%	5.85%	2.74%
Return on average tangible common equity (3)		9.87%	3.70%	6.99%	3.13%
___________________________________
(1)     Effective tax rates of 27.34% and 23.12% used for the three months ended September 30, 2025 and June 30, 2025. Effective tax rates of 27.34% and 27.61% used for the nine months ended September 30, 2025 and 2024.
(2)     Annualized net earnings divided by average stockholders' equity.
(3)     Annualized adjusted net earnings available to common and equivalent stockholders for ROATCE divided by average tangible common equity.

Tangible Common Equity and	September 30,	December 31,
Tangible Book Value Per Common Share	2025	2024
	(Dollars in thousands, except per share data)
Stockholders’ equity	$3,466,739	$3,499,949
Less: Preferred stock	498,516	498,516
Total common equity	2,968,223	3,001,433
Less: Goodwill and intangible assets	326,444	347,465
Tangible common equity	$2,641,779	$2,653,968

Book value per common share (1)	$19.09	$17.78
Tangible book value per common share (2)	$16.99	$15.72
Common and equivalent shares outstanding (3)	155,522,693	168,825,656
_______________________________________
(1)    Total common equity divided by common and equivalent shares outstanding.
(2)    Tangible common equity divided by common and equivalent shares outstanding.
(3)    Common and equivalent shares outstanding include non-voting common stock equivalents that are participating securities.

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
Efficiency Ratio	2025	2025	2025	2024
	(Dollars in thousands)
Noninterest expense (1)	$185,684	$185,869	$555,206	$610,370
Less: Intangible asset amortization	(7,160)	(7,159)	(21,479)	(25,373)
Less: Acquisition, integration, and
reorganization costs	—	—	—	13,160
Noninterest expense used for
efficiency ratio	$178,524	$178,710	$533,727	$598,157

Net interest income	$253,444	$240,216	$726,024	$690,765
Noninterest income	34,285	32,633	100,568	48,156
Total revenue	287,729	272,849	826,592	738,921
Add: Loss on sale of securities	—	—	—	59,946
Total revenue used for efficiency ratio	$287,729	$272,849	$826,592	$798,867

Noninterest expense to total revenue	64.53%	68.12%	67.17%	82.60%
Efficiency ratio (2)	62.05%	65.50%	64.57%	74.88%
_______________________________________
(1)    Includes customer related expense of $26.2 million and $26.6 million for the three months ended September 30, 2025 and June 30, 2025, and $80.6 million and $97.8 million for the nine months ended September 30, 2025 and 2024.
(2)    Noninterest expense used for efficiency ratio divided by total revenue.

Adjusted Net Earnings, Net Earnings	Three Months Ended		Nine Months Ended
Available to Common and Equivalent	September 30,	June 30,	September 30,
Stockholders, Diluted EPS, and ROAA	2025	2025	2025	2024
	(Dollars in thousands)
Net earnings	$69,629	$28,385	$151,582	$69,969

Earnings before income taxes				$98,551
Add: FDIC special assessment				5,816
Add: Loss on sale of securities				59,946
Less: Acquisition, integration, and
reorganization costs				(13,160)
Adjusted earnings before income taxes				151,153
Adjusted income tax expense (1)				(41,733)

Adjustments:
Provision for credit losses related to
transfer of loans to held for sale		26,289	$26,289
Tax impact of adjustments above (1)		(6,078)	(7,187)
Income tax related adjustments		9,792	9,792
Adjustments to net earnings		30,003	28,894

Adjusted net earnings	69,629	58,388	180,476	109,420
Less: Preferred stock dividends	9,947	9,947	29,841	29,841
Adjusted net earnings available to
common and equivalent stockholders	$59,682	$48,441	$150,635	$79,579

Weighted average diluted common shares
outstanding	159,051	158,462	$161,993	$168,386
Diluted earnings per common share	$0.38	$0.12	$0.75	$0.24
Adjusted diluted earnings per common
share (2)	$0.38	$0.31	$0.93	$0.47

Average total assets	$33,831,217	$33,764,149	$33,636,499	$35,928,284
Return on average assets ("ROAA") (3)	0.82%	0.34%	0.60%	0.26%
Adjusted ROAA (4)	0.82%	0.69%	0.72%	0.41%
___________________________________
(1)     Effective tax rates of 27.34% and 23.12% used for the three months ended September 30, 2025 and June 30, 2025. Effective tax rates of 27.34% and 27.61% used for the nine months ended September 30, 2025 and 2024.
(2)     Adjusted net earnings available to common and equivalent stockholders divided by weighted average diluted common shares outstanding.
(3)    Annualized net earnings divided by average assets.
(4)     Annualized adjusted net earnings divided by average assets.

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
Pre-Tax Pre-Provision Income	2025	2025	2025	2024
	(Dollars in thousands)
Net interest income (GAAP)	$253,444	$240,216	$726,024	$690,765
Add: Noninterest income (GAAP)	34,285	32,633	100,568	48,156
Total revenues (GAAP)	287,729	272,849	826,592	738,921
Less: Noninterest expense (GAAP)	185,684	185,869	555,206	610,370
Pre-tax pre-provision income (Non-GAAP)	$102,045	$86,980	$271,386	$128,551

Results of Operations
The Company reported net earnings available to common and equivalent stockholders of $59.7 million, or $0.38 per diluted common share, for the third quarter of 2025. This compares to net earnings available to common and equivalent stockholders of $18.4 million, or $0.12 per diluted common share, for the second quarter of 2025. On an adjusted basis, net earnings available to common and equivalent stockholders were $48.4 million for the second quarter of 2025, or $0.31 per diluted common share.(1) The second quarter of 2025 included provision expense, net of tax, of an additional $20.2 million taken during the quarter as a result of transferring $506.7 million of loans to held for sale at their estimated fair value. The second quarter also included a one-time non-cash income tax expense of $9.8 million primarily due to the revaluation of deferred tax assets related to California state tax changes passed as part of the 2025 California budget.
Third Quarter of 2025 Financial Highlights:
•Total revenue of $287.7 million increased over 5% and pre-tax pre-provision income(1) of $102.0 million increased 17% from the second quarter of 2025 driven by strong net interest income growth, margin expansion, and continued expense discipline.
•Net interest margin increased by 12 basis points from the previous quarter to 3.22% driven by a higher average yield on loans and leases increasing by 12 basis points and lower cost of funds decreasing by 5 basis points.
•Noninterest-bearing deposits of $7.6 billion increased 9% annualized from the previous quarter. Noninterest-bearing deposits represented 28% of total deposits at the end of the third quarter, up from 27% at the end of the second quarter.
•Loan production and disbursements totaled $2.1 billion with a weighted average interest rate on production of 7.08%.
•Liquidated $263.5 million of held for sale commercial real estate loans through strategic loan sales and payoffs.
•Credit quality metrics remained stable with 4% reduction in criticized loans from the previous quarter. The allowance for credit losses ratio increased to 1.12%, up from 1.07% in the previous quarter.
•Noninterest expense of $185.7 million remained flat from the previous quarter resulting in an efficiency ratio(1) decrease to 62.05% from 65.50% in the previous quarter.
•Repurchased 2.2 million shares of common and common equivalent stock at a weighted average price per share of $16.48, or $35.5 million in the aggregate, during the third quarter, and 13.6 million shares of common stock at a weighted average price per share of $13.59, or $185.5 million in the aggregate, year-to-date.
•Maintained strong capital ratios well above the regulatory thresholds for "well capitalized" banks, including a 12.56% Tier 1 capital ratio and 10.14% CET 1 capital ratio and continued growth in book value per share to $19.09, up 3% from the previous quarter, and tangible book value per share(1) to $16.99, up 3% from the previous quarter.
___________________________________
(1)    See "- Non-GAAP Financial Measures."

The following table presents financial results and performance ratios for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
	2025	2025	2025	2024
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$432,541	$420,509	$1,259,705	$1,388,186
Interest expense	(179,097)	(180,293)	(533,681)	(697,421)
Net interest income	253,444	240,216	726,024	690,765
Provision for credit losses	(9,700)	(39,100)	(58,100)	(30,000)
Noninterest income	34,285	32,633	100,568	48,156
Operating expense	(185,684)	(185,869)	(555,206)	(623,530)
Acquisition, integration and reorganization costs	—	—	—	13,160
Earnings before income taxes	92,345	47,880	213,286	98,551
Income tax expense	(22,716)	(19,495)	(61,704)	(28,582)
Net earnings	69,629	28,385	151,582	69,969
Preferred stock dividends	(9,947)	(9,947)	(29,841)	(29,841)
Net earnings available to
common and equivalent stockholders	$59,682	$18,438	$121,741	$40,128

Per Common Share Data:
Diluted earnings per share (1)	$0.38	$0.12	$0.75	$0.24
Adjusted diluted earnings per share (1)(2)	$0.38	$0.31	$0.93	$0.47
Book value per share(1)	$19.09	$18.58
Tangible book value per share (1)(2)	$16.99	$16.46

Performance Ratios:
Return on average assets (3)	0.82%	0.34%	0.60%	0.26%
Return on average tangible common equity (2)(3)	9.87%	3.70%	6.99%	3.13%
Net interest margin (3)	3.22%	3.10%	3.13%	2.79%
Yield on average loans and leases (3)	6.05%	5.93%	5.96%	6.14%
Cost of average total deposits (3)	2.08%	2.13%	2.11%	2.60%
Noninterest expense to average total assets (3)	2.18%	2.21%	2.21%	2.27%
Noninterest expense to total revenue (4)	64.53%	68.12%	67.17%	82.60%
Efficiency ratio (2)(5)	62.05%	65.50%	64.57%	74.88%

Capital Ratios (consolidated):
Common equity tier 1 capital ratio	10.14%	9.95%
Tier 1 capital ratio	12.56%	12.34%
Total capital ratio	16.69%	16.37%
Tier 1 leverage capital ratio	9.77%	9.74%
Risk-weighted assets	$26,025,644	$26,352,199
_____________________________
(1)    Shares include non-voting common stock equivalents that are participating securities.
(2)    See "- Non-GAAP Financial Measures."
(3)    Annualized.
(4)    Total revenue equals the sum of net interest income and noninterest income.
(5)    Ratio calculated by dividing noninterest expense (less intangible asset amortization and acquisition, integration and reorganization costs) by total revenue (less gain/loss on sale of securities). See "- Non-GAAP Financial Measures." Noninterest expense includes customer related expense of $26.2 million and $26.6 million for the three months ended September 30, 2025 and June 30, 2025, and $80.6 million and $97.8 million for the nine months ended September 30, 2025 and 2024.

Net Interest Income and Net Interest Margin
The following tables summarize the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	September 30, 2025			June 30, 2025
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)	$24,458,255	$372,723	6.05%	$24,504,319	$362,303	5.93%
Investment securities	4,782,070	38,291	3.18%	4,719,954	37,616	3.20%
Deposits in financial institutions	1,958,011	21,527	4.36%	1,872,736	20,590	4.41%
Total interest‑earning assets	31,198,336	432,541	5.50%	31,097,009	420,509	5.42%
Other assets	2,632,881			2,667,140
Total assets	$33,831,217			$33,764,149

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$7,855,639	53,995	2.73%	$7,778,882	52,877	2.73%
Money market	5,154,138	30,461	2.34%	5,412,681	33,615	2.49%
Savings	1,966,040	12,689	2.56%	1,959,987	12,777	2.61%
Time	4,633,089	45,929	3.93%	4,569,490	45,671	4.01%
Total interest‑bearing deposits	19,608,906	143,074	2.89%	19,721,040	144,940	2.95%
Borrowings	1,705,697	20,461	4.76%	1,628,584	20,021	4.93%
Subordinated debt	949,690	15,562	6.50%	946,740	15,332	6.50%
Total interest‑bearing liabilities	22,264,293	179,097	3.19%	22,296,364	180,293	3.24%
Noninterest‑bearing demand deposits	7,683,136			7,583,894
Other liabilities	446,453			453,748
Total liabilities	30,393,882			30,334,006
Stockholders’ equity	3,437,335			3,430,143
Total liabilities and stockholders' equity	$33,831,217			$33,764,149
Net interest income		$253,444			$240,216
Net interest rate spread			2.31%			2.18%
Net interest margin			3.22%			3.10%

Total deposits (2)	$27,292,042	$143,074	2.08%	$27,304,934	$144,940	2.13%
Total funds (3)	$29,947,429	$179,097	2.37%	$29,880,258	$180,293	2.42%
_____________________
(1)    Total loans are net of deferred fees, related direct costs, and premiums and discounts, but exclude the allowance for loan losses. Includes net loan discount accretion of $19.3 million and $16.1 million for the three months ended September 30, 2025 and June 30, 2025.
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

	Nine Months Ended
	September 30, 2025			September 30, 2024
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)	$24,252,860	$1,081,129	5.96%	$24,878,682	$1,144,231	6.14%
Investment securities	4,745,530	113,769	3.21%	4,681,872	103,051	2.94%
Deposits in financial institutions	1,972,486	64,807	4.39%	3,479,130	140,904	5.41%
Total interest‑earning assets	30,970,876	1,259,705	5.44%	33,039,684	1,388,186	5.61%
Other assets	2,665,623			2,888,600
Total assets	$33,636,499			$35,928,284

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$7,661,200	154,751	2.70%	$7,733,588	184,505	3.19%
Money market	5,326,554	97,079	2.44%	5,218,774	106,488	2.73%
Savings	1,958,289	38,323	2.62%	2,022,600	52,166	3.45%
Time	4,567,443	138,391	4.05%	6,073,993	218,740	4.81%
Total interest‑bearing deposits	19,513,486	428,544	2.94%	21,048,955	561,899	3.57%
Borrowings	1,578,462	58,903	4.99%	1,986,468	85,405	5.74%
Subordinated debt	946,441	46,234	6.53%	938,624	50,117	7.13%
Total interest‑bearing liabilities	22,038,389	533,681	3.24%	23,974,047	697,421	3.89%
Noninterest‑bearing demand deposits	7,660,504			7,804,534
Other liabilities	474,038			736,739
Total liabilities	30,172,931			32,515,320
Stockholders’ equity	3,463,568			3,412,964
Total liabilities and stockholders' equity	$33,636,499			$35,928,284
Net interest income		$726,024			$690,765
Net interest rate spread			2.20%			1.72%
Net interest margin			3.13%			2.79%

Total deposits (2)	$27,173,990	$428,544	2.11%	$28,853,489	$561,899	2.60%
Total funds (3)	$29,698,893	$533,681	2.40%	$31,778,581	$697,421	2.93%
_____________________
(1)    Total loans are net of deferred fees, related direct costs, and premiums and discounts, but exclude the allowance for loan losses. Includes net loan discount accretion of $51.5 million and $67.3 million for the nine months ended September 30, 2025 and 2024.
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
Third Quarter of 2025 Compared to Second Quarter of 2025
Net interest income increased by $13.2 million to $253.4 million for the third quarter from $240.2 million for the second quarter, attributable primarily to the following:
•An increase of $10.4 million in interest income from loans due primarily to higher average yield driven mainly by higher rate on new loan production, a higher day count, and higher income from loan payoffs, including the payoff of a large commercial real estate loan.
•A decrease of $1.9 million in interest expense on deposits due primarily to lower average balances largely driven by lower brokered deposits and lower interest rates, partially offset by a higher day count.

•An increase of $0.9 million in interest income from deposits in financial institutions driven mainly by higher average balances and a higher day count, partially offset by lower interest rates.
The net interest margin was 3.22% for the third quarter, up 12 basis points from 3.10% for the second quarter, primarily driven by a higher average yield on interest-earning assets. The average yield on interest-earning assets increased to 5.50% from 5.42%, reflecting a 12 basis point increase in the average yield on loans and leases to 6.05%, largely due to the higher income related to loan payoffs discussed above.
The average total cost of funds was 2.37% for the third quarter, down 5 basis points from 2.42% for the second quarter, driven primarily by lower deposit and borrowing costs and a favorable shift in the funding mix. Brokered deposits decreased as strong customer deposit inflows in the third quarter were used to reduce higher-cost funding sources. As a result, the average total cost of deposits decreased by 5 basis points to 2.08% from 2.13% in the second quarter, while the average cost of borrowings declined by 17 basis points to 4.76%.
Average total deposits decreased by $12.9 million, with a $112.1 million decrease in average interest-bearing deposits partially offset by a $99.2 million increase in average noninterest-bearing deposits. Average noninterest-bearing deposits represented 28.2% of average total deposits in the third quarter, up from 27.8% in the second quarter.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Net interest income increased by $35.3 million to $726.0 million for the nine months ended September 30, 2025 from $690.8 million for the nine months ended September 30, 2024 attributable primarily to the following:
•A decrease of $133.4 million in interest expense on deposits due primarily to lower interest paid on interest-bearing deposits as a result of deposit rate repricing driven by the 100 basis points of federal funds rate cuts in the second half of 2024 and lower average balances due mainly to the paydown of brokered deposits.
•A decrease of $30.4 million in interest expense on borrowings and subordinated debt driven by lower average balances resulting from the payoff of higher-cost borrowings in 2024, which were partially replaced with lower-cost long-term FHLB advances and lower market interest rates.
•An increase of $10.7 million in interest income from investment securities reflecting the benefits from 2024 balance sheet repositioning actions and reinvestment in higher-yield securities.
This was offset partially by:
•A decrease of $76.1 million in interest income from deposits in financial institutions driven by lower balances, as we maintained a lower cash target level and lower market interest rates.
•A decrease of $63.1 million in interest income from loans due primarily to lower market interest rates reflective of federal funds rate cuts, lower average balances attributable mainly to the sale in July 2024 of $1.95 billion of Civic loans, and by lower net loan discount accretion income.
The net interest margin was 3.13% for the nine months ended September 30, 2025, up 34 basis points from 2.79% for the nine months ended September 30, 2024. The year-over-year improvement was primarily driven by a 53 basis point decrease in the average total cost of funds to 2.40%, offset partially by a 17 basis point decrease in the average yield on interest-earning assets to 5.44%.
The average total cost of funds decreased by 53 basis points to 2.40%, driven by lower market interest rates and a shift in mix. The average cost of deposits declined by 49 basis points to 2.11%, reflecting the impact of federal funds rate cuts in the second half of 2024. Average total deposits decreased by $1.7 billion year over year, including a $1.5 billion reduction in average interest-bearing deposits and a $144.0 million decrease in average noninterest-bearing deposits. Despite this decline, average noninterest-bearing deposits represented 28.2% of average total deposits for the nine months ended September 30, 2025, up from 27.0% for the comparable period in 2024. The average cost of borrowings also decreased by 75 basis points to 4.99%, reflecting the paydown of higher-cost borrowings in the prior year and their replacement with lower-cost long-term FHLB advances.

The average yield on interest-earning assets declined by 17 basis points to 5.44%, due primarily to a 102 basis point decrease in the average yield on deposits in financial institutions, and an 18 basis point decline in the average yield on loans and leases, offset partially by a 27 basis point increase in the average yield on investment securities. The average yield on deposits in financial institutions decreased to 4.39% from 5.41% driven by the federal funds rate cuts described above, while the average yield on loans and leases decreased to 5.96% from 6.14%, driven by lower net loan discount accretion income and market rates. The average yield on investment securities increased to 3.21% from 2.94%, reflecting continued benefits from the 2024 balance sheet repositioning actions and reinvestment into higher-yield assets.
Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases held for investment and securities and information regarding credit quality metrics for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
	2025	2025	2025	2024
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for loan and lease losses	$8,700	$38,580	$56,980	$32,000
Addition to (reduction in) reserve for unfunded loan commitments	1,000	(350)	1,150	(2,000)
Total loan-related provision	9,700	38,230	$58,130	$30,000
Addition to (reduction in) allowance for held-to-maturity securities	—	95	(805)	—
Addition to allowance for available-for-sale securities	—	775	775	—
Total securities-related provision	—	870	(30)	—
Total provision for credit losses	$9,700	$39,100	$58,100	$30,000

Credit Quality Metrics:
Net (recoveries) charge-offs on loans and leases held for investment (1)	$(2,457)	$44,222	$55,839	$59,342
Annualized net (recoveries) charge-offs to average loans and leases	(0.04)%	0.72%	0.31%	0.32%
At quarter-end:
Allowance for credit losses	$270,722	$258,565
Allowance for credit losses to loans and leases held for investment	1.12%	1.07%
Allowance for credit losses to nonaccrual loans and leases held
for investment	155.1%	154.4%
Nonaccrual loans and leases held for investment	$174,541	$167,516
Nonaccrual loans and leases held for investment to loans and leases
held for investment	0.72%	0.69%
Classified loans and leases held for investment	$763,582	$656,556
Special mention loans and leases held for investment	$505,979	$661,568
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

Third Quarter of 2025 Compared to Second Quarter of 2025
The provision for credit losses was $9.7 million for the third quarter compared to $39.1 million for the second quarter. The third quarter provision included a provision for loan losses of $8.7 million and a $1.0 million provision for unfunded loan commitments.
The third quarter provision for loan losses and unfunded commitments reflected changes in loan risk ratings, new originations, changes in the macroeconomic outlook, and higher unfunded commitments, partially offset by net recoveries and lower qualitative reserve driven primarily by lower balances in commercial real estate loans secured by office properties compared to the second quarter.
The second quarter provision included a $38.6 million provision for loan losses and a $0.9 million provision for credit losses related to investment securities, offset by a $0.4 million reversal of the provision for unfunded loan commitments.
The second quarter provision for loan losses included $26.3 million related to loans transferred to held for sale ("HFS") for the pending strategic loan sales. The remaining $12.3 million increase in provision for loan losses was primarily driven by net charge-off activity experienced during the quarter, and an increase in the reserve driven by the updated economic forecast.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The provision for credit losses was $58.1 million for the nine months ended September 30, 2025 compared to $30.0 million for the nine months ended September 30, 2024. The provision for the 2025 period primarily included a provision for loan losses of $57.0 million and a provision for unfunded loan commitments of $1.2 million.
The provision for the 2025 period included $26.3 million related to loans transferred to HFS, as described above. The remaining increase in the provision for loan losses and unfunded loan commitments was primarily driven by net charge-off activity, with additional impacts from changes in loan risk ratings. These were offset partially by lower specific reserves and a favorable shift in the portfolio mix due to growth in loan segments with lower expected credit losses.
The provision for loans losses and unfunded loan commitments for the 2024 period included a $32.0 million provision for loan losses and a $2.0 million reversal of the provision for unfunded loan commitments. The provision for the 2024 period was generally due to higher net charge-offs and higher qualitative reserves, offset partially by the reserves released for the Civic loans transferred to HFS in the second quarter of 2024 and sold in the third quarter of 2024.
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

Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
Noninterest Income	2025	2025	2025	2024
	(In thousands)
Leased equipment income	$10,321	$10,231	$31,336	$40,379
Commissions and fees	9,514	9,641	29,113	25,027
Service charges on deposit accounts	5,109	4,456	14,108	13,813
(Loss) gain on sale of loans and leases	(374)	30	(133)	625
Loss on sale of securities	—	—	—	(59,946)
Dividends and gains (loss) on equity investments	2,291	(114)	4,500	7,964
Warrant income	433	1,227	1,365	65
LOCOM HFS adjustment	—	(9)	(9)	218
Other	6,991	7,171	20,288	20,011
Total noninterest income	$34,285	$32,633	$100,568	$48,156
Third Quarter of 2025 Compared to Second Quarter of 2025
Noninterest income increased by $1.7 million to $34.3 million for the third quarter from $32.6 million for the second quarter due mainly to a $2.4 million increase in dividends and gains on equity investments, offset partially by a $0.8 million decrease in warrant income. The increase in dividends and gains on equity investments was primarily related to fair value gains in the third quarter on SBIC investments compared to fair value losses in the second quarter. The decrease in warrant income was driven by lower gains from warrant exercises.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Noninterest income increased by $52.4 million to $100.6 million for the nine months ended September 30, 2025 from $48.2 million for the nine months ended September 30, 2024 . The prior year period included a $59.9 million loss on the sale of $742 million of securities executed as part of a balance sheet repositioning initiative, which was partially offset by a $9.0 million decrease in leased equipment income, as the prior year benefited from higher gains from early lease terminations and sale of leased assets.

Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
Noninterest Expense	2025	2025	2025	2024
	(In thousands)
Compensation	$88,865	$88,362	$263,644	$263,735
Customer related expense	26,227	26,577	80,555	97,799
Occupancy	15,415	15,473	45,898	52,315
Information technology and data processing	13,535	13,073	41,707	45,872
Insurance and assessments	8,994	9,403	25,680	59,600
Intangible asset amortization	7,160	7,159	21,479	25,373
Leased equipment depreciation	6,750	6,700	20,191	22,175
Other professional services	5,394	6,406	16,313	15,359
Loan expense	4,947	4,050	11,927	12,817
Other	8,397	8,666	27,812	28,485
Total operating expense	185,684	185,869	555,206	623,530
Acquisition, integration and reorganization costs	—	—	—	(13,160)
Total noninterest expense	$185,684	$185,869	$555,206	$610,370
Third Quarter of 2025 Compared to Second Quarter of 2025
Noninterest expense remained relatively flat at $185.7 million for the third quarter compared to $185.9 million for the second quarter.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Noninterest expense decreased by $55.2 million to $555.2 million for the nine-month period ended September 30, 2025 due mainly to decreases of $33.9 million in insurance and assessments, $17.2 million in customer related expenses, $6.4 million in occupancy, and $10.7 million in all of the other expense categories, offset partially by an increase of $13.2 million in acquisition, integration and reorganization costs. Insurance and assessment decreased primarily due to incremental FDIC special assessments recorded in 2024, which reflected higher assessment rates. Customer related expense decreased due to lower earnings credit rate expenses, driven by the lower federal funds rate. Occupancy expenses decreased as a result of cost savings from branch consolidations following the PacWest Bancorp merger. Acquisition, integration and reorganization costs of $13.2 million in 2024 reflected adjustments to the merger-related accruals, as actual expenses were lower than previously estimated.

Income Taxes
Third Quarter of 2025 Compared to Second Quarter of 2025
Income tax expense of $22.7 million was recorded for the third quarter resulting in an effective tax rate of 24.6% compared to income tax expense of $19.5 million and an effective tax rate of 40.7% for the second quarter.
The higher effective tax rate in the second quarter of 2025 included a one-time non-cash income tax expense of $9.8 million due primarily to the revaluation of deferred tax assets related to the California state tax changes passed as part of the 2025 California budget enacted on June 30, 2025 and effective retroactively to January 1, 2025.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Income tax expense of $61.7 million was recorded for the nine-month period ended September 30, 2025 resulting in an effective tax rate of 28.9% compared to income tax expense of $28.6 million and an effective tax rate of 29.0% for the comparable period in 2024.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant tax reform provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of immediate deductions of certain capital asset additions. While our initial evaluation indicates these tax law changes will not materially impact the Company’s future effective tax rate, we will continue to monitor any additional changes and relevant guidance, and to assess any potential impact to our financial statements.
Balance Sheet Analysis
The following table provides a summary of our balance sheet highlights as of the dates indicated:

	September 30,	December 31,	Increase
Balance Sheet Highlights	2025	2024	(Decrease)
	(In thousands)
Cash and cash equivalents	$2,398,265	$2,502,212	$(103,947)
Securities available-for-sale	2,426,734	2,246,839	179,895
Securities held-to-maturity	2,303,657	2,306,149	(2,492)
Loans held for sale	211,454	26,331	185,123
Loans and leases held for investment	24,110,642	23,781,663	328,979
Total loans and leases	24,322,096	23,807,994	514,102
Total assets	34,012,965	33,542,864	470,101
Noninterest-bearing deposits	7,603,748	7,719,913	(116,165)
Total deposits	27,184,765	27,191,909	(7,144)
Borrowings	2,005,022	1,391,814	613,208
Subordinated debt	950,888	941,923	8,965
Total liabilities	30,546,226	30,042,915	503,311
Total stockholders' equity	3,466,739	3,499,949	(33,210)
Cash and Cash Equivalents
Cash and cash equivalents decreased by $103.9 million to $2.4 billion at September 30, 2025 compared to $2.5 billion at December 31, 2024, primarily attributable to the use of cash to support loan growth.

Securities Available-for-Sale
The following table presents the composition and durations of our AFS securities as of the dates indicated:

	September 30, 2025			December 31, 2024
	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency residential MBS	$844,155	35%	7.7	$861,840	38%	7.6
Agency residential CMOs	781,982	32%	2.7	446,631	20%	3.2
Private label residential CMOs	258,693	11%	3.9	316,910	14%	3.9
Collateralized loan obligations	206,474	9%	—	279,416	12%	0.3
Corporate debt securities	256,948	11%	1.0	257,712	12%	1.4
Agency commercial MBS	50,882	2%	3.4	51,564	2%	1.9
Asset-backed securities	13,882	—%	0.1	15,600	1%	0.1
Private label commercial MBS	10,274	—%	3.3	12,372	1%	3.6
SBA securities	3,444	—%	3.3	4,200	—%	3.2
Municipal securities	—	—%	—	594	—%	3.7
Total securities available-for-sale	$2,426,734	100%	4.2	$2,246,839	100%	4.4
AFS securities increased by $179.9 million to $2.4 billion at September 30, 2025 compared to $2.2 billion at December 31, 2024, due primarily to purchases of $444.5 million and a $72.6 million increase in the fair value of AFS securities resulting from lower interest rates, offset partially by $330.8 million of principal paydowns, maturities, and calls.
As of September 30, 2025, AFS securities had aggregate unrealized net after-tax losses in AOCI of $147.9 million compared to $200.1 million at December 31, 2024. The decrease in unrealized net losses on AFS securities was driven by a decline in interest rates, which positively impacted the fair values of these securities.
Securities Held-to-Maturity
The following table presents the composition and duration of our HTM securities as of the dates indicated:

	September 30, 2025			December 31, 2024
	Amortized	% of	Duration	Amortized	% of	Duration
Security Type	Cost	Total	(in years)	Cost	Total	(in years)
	(Dollars in thousands)
Municipal securities	$1,236,645	54%	7.9	$1,251,364	55%	8.0
Agency commercial MBS	445,605	19%	5.4	440,476	19%	5.9
Private label commercial MBS	359,091	16%	5.0	355,342	15%	5.6
U.S. Treasury securities	192,255	8%	5.2	189,985	8%	5.9
Corporate debt securities	70,756	3%	4.1	70,482	3%	4.0
Total securities held-to-maturity	$2,304,352	100%	6.6	$2,307,649	100%	7.0
HTM securities remained relatively flat at $2.3 billion at both September 30, 2025 and December 31, 2024.
As of September 30, 2025, HTM securities had aggregate unrealized net after-tax losses in AOCI of $139.7 million remaining from the balance established at the time of the AFS to HTM transfer on June 1, 2022, compared to $157.9 million at December 31, 2024.

The following table shows the geographic composition of the majority of our HTM municipal securities portfolio as of the date indicated:

	September 30, 2025
	Amortized	% of
Municipal Securities by State	Cost	Total
	(Dollars in thousands)
California	$315,596	26%
Texas	278,282	23%
Washington	187,962	15%
Oregon	80,807	7%
Maryland	64,121	5%
Georgia	55,295	4%
Colorado	48,429	4%
Minnesota	34,598	3%
Tennessee	31,132	2%
Connecticut	17,619	1%
Total of ten largest states	1,113,841	90%
All other states	122,804	10%
Total municipal securities held-to-maturity	$1,236,645	100%

Loans and Leases Held for Investment
The following table presents the composition of our loans and leases held for investment by loan portfolio segment, class, and subclass as of the dates indicated:

	September 30, 2025		December 31, 2024
		% of		% of
Loan and Lease Portfolio	Balance	Total	Balance	Total
	(Dollars in thousands)
Real Estate Mortgage:
Commercial real estate	$3,253,113	13%	$3,540,612	15%
SBA program	638,028	3%	630,412	2%
Hotel	401,484	2%	407,748	2%
Total commercial real estate mortgage	4,292,625	18%	4,578,772	19%
Multi-family	6,124,673	25%	6,041,713	26%
Residential mortgage	3,093,783	13%	2,682,667	11%
Investor-owned residential	60,664	—%	102,778	1%
Residential renovation	8,117	—%	21,729	—%
Total other residential real estate	3,162,564	13%	2,807,174	12%
Total real estate mortgage	13,579,862	56%	13,427,659	57%
Real Estate Construction and Land:
Commercial	395,150	2%	799,131	3%
Residential	1,759,676	7%	2,373,162	10%
Total real estate construction and land (1)	2,154,826	9%	3,172,293	13%
Total real estate	15,734,688	65%	16,599,952	70%
Commercial:
Lender finance	1,450,521	6%	727,913	3%
Equipment finance	632,371	2%	621,888	3%
Premium finance	465,164	2%	546,393	2%
Other asset-based	194,463	1%	191,775	1%
Total asset-based	2,742,519	11%	2,087,969	9%
Equity fund loans	1,047,768	4%	746,655	3%
Venture lending	859,833	4%	791,121	3%
Total venture capital	1,907,601	8%	1,537,776	6%
Secured business loans	759,882	3%	756,612	3%
Warehouse lending	1,770,691	7%	1,473,074	6%
Other lending	825,964	4%	923,398	4%
Total other commercial	3,356,537	14%	3,153,084	13%
Total commercial	8,006,657	33%	6,778,829	28%
Consumer	369,297	2%	402,882	2%
Total loans and leases held for investment	$24,110,642	100%	$23,781,663	100%

Total unfunded loan commitments	$4,822,917		$4,887,690
 ________________________________
(1)    Includes land and acquisition and development loans of $217.7 million at September 30, 2025 and $223.9 million at December 31, 2024, respectively.

Total loans and leases held for investment increased by $329.0 million and totaled $24.1 billion at September 30, 2025 compared to $23.8 billion at December 31, 2024. The increase in loans and leases held for investment was due primarily to increased balances in the asset-based, venture capital, other residential real estate mortgage (mainly from purchased single-family residential loans), and other commercial loan portfolios, offset partially by a decrease in the real estate construction and land loan segment and the commercial real estate mortgage loan portfolios.
In the second quarter of 2025, the Company commenced a strategic loan sale process and transferred $506.7 million of loans to held for sale. While many of the loans in the sale portfolio are adequately collateralized, they possess credit characteristics or risk attributes that have contributed to credit migration, and accordingly, the Company commenced the sales process for these loans.
As of June 30, 2025, $30.5 million of these loans had been sold at market value of $28.5 million, and the remaining $476.2 million were transferred to held for sale and carried at the lower of cost or market value of $441.2 million. The loans transferred to held for sale consisted of $258.4 million in commercial real estate construction loans, $163.2 million in commercial real estate mortgage loans, and $19.6 million in multi-family loans.
During the third quarter of 2025, the Company sold $207.9 million of these loans that had been transferred to held for sale, and $55.6 million of such loans were repaid prior to sale. Sold loans consisted of $174.9 million in commercial real estate construction loans, $20.4 million in multi-family loans, and $12.2 million in commercial real estate mortgage loans. These loan sales met the requisite criteria to be accounted for as sales in accordance with ASC 860, Transfers and Servicing. In connection with the sale, the Company recognized a loss of $0.4 million on the loans sold. As of September 30, 2025, $180.9 million of loans remained classified as held for sale under the strategic loan sale initiative.
The following table presents a roll forward of loans and leases held for investment for the period indicated:

Nine Months Ended
Roll Forward of Loans and Leases Held for Investment	September 30, 2025
(In thousands)
Balance, beginning of period	$23,781,663
Additions:
Production	2,880,263
Disbursements	3,941,273
Total production and disbursements	6,821,536
Reductions:
Payoffs	(3,093,011)
Paydowns	(2,839,746)
Total payoffs and paydowns	(5,932,757)
Sales	(35,004)
Transfers to foreclosed assets	(6,725)
Charge-offs	(69,964)
Transfers to loans held for sale	(448,107)
Total reductions	(6,492,557)
Net increase	328,979
Balance, end of period	$24,110,642

Real Estate Loans Held for Investment
Our real estate loan portfolio encompasses commercial real estate mortgage, residential real estate mortgage, and real estate construction and land loans. As of September 30, 2025 and December 31, 2024, the real estate loan comprised 65% and 70%, respectively, of the total loan portfolio. The following table presents the geographic composition of our real estate loans held for investment by the top 10 states and all other states combined (in the order presented for the current quarter-end) as of the dates indicated:

	September 30, 2025		December 31, 2024
		% of		% of
Real Estate Loans by State	Balance	Total	Balance	Total
	(Dollars in thousands)
California	$11,312,481	72%	$11,722,323	71%
Colorado	1,073,813	7%	1,224,295	7%
Texas	549,034	3%	542,312	3%
Florida	441,976	3%	437,987	3%
Washington	371,442	2%	393,584	2%
Arizona	367,792	2%	540,726	3%
Nevada	316,538	2%	388,627	2%
Oregon	310,986	2%	307,088	2%
Utah	143,340	1%	147,205	1%
New York	97,067	1%	98,920	1%
Total of 10 largest states	14,984,469	95%	15,803,067	95%
All other states	750,219	5%	796,885	5%
Total real estate loans held for investment	$15,734,688	100%	$16,599,952	100%
At September 30, 2025 and December 31, 2024, 72% and 71% of our real estate loans were collateralized by property located in California because our full-service branches and our community banking activities are primarily located in California.
Loans Held for Sale
Total loans held for sale increased by $185.1 million to $211.5 million at September 30, 2025 compared to $26.3 million at December 31, 2024. The increase primarily reflects the transfer of loans to HFS as part of the Company’s strategic loan sale process initiated in the second quarter of 2025, partially offset by subsequent loan liquidations, as discussed above.

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
For the third quarter of 2025, we used the Moody’s September 30, 2025 Baseline and S2 Downside 75th Percentile for the calculation of our quantitative component. The weightings of the scenarios were based on management’s current expectations for the economic forecast, acknowledging the risk of recession over our reasonable and supportable forecast period and the current economic uncertainty.
The ACL on loans and leases, which includes the reserve for unfunded loan commitments, totaled $270.7 million, or 1.12% of total loans and leases, at September 30, 2025, compared to $268.4 million, or 1.13% of total loans and leases, at December 31, 2024. The $2.3 million increase in the allowance was driven was primarily driven by ACL provision expense of $58.1 million partially offset by net charge off activity totaling $55.8 million including the charge-offs associated with the transfer of loans to held for sale in the second quarter.
As part of our ACL methodology, we consistently incorporate the use of qualitative factors in determining the overall ACL to capture risks that may not be appropriately reflected in our quantitative models. Such qualitative factors may include, but are not limited to: economic conditions not captured in in the quantitative reserve; collateral dependency related to certain loan portfolios including loans secured by office properties that were directly impacted by flexible/hybrid work environment; concentrations of credit within the loan portfolio including the commercial real estate portfolio; the quality of the Company’s credit review system; the volume and severity of adversely classified financial assets; the Company’s lending policies and procedures; and the effect of other external factors such as the regulatory and legal environments. During the third quarter of 2025, reserves associated with the qualitative adjustments decreased when compared to the prior quarter. Primary qualitative adjustments were related to loans secured by office properties and concentration of credit associated with commercial real estate loans, multi-family loans, and construction loans.

The use of different economic forecasts, whether based on different scenarios, the use of multiple or single scenarios, or updated economic forecasts and scenarios, can change the outcome of the calculations. In addition to the economic forecasts, there are numerous components and assumptions that are integral to the overall estimation of the ACL. As part of our ACL process, sensitivity analyses are performed to assess how changing certain assumptions could impact the estimated ACL. At times, these analyses can provide information to further assist management in making decisions related to certain assumptions. We calculated alternative values for our ACL using various alternative forecast scenarios weightings and the calculated amounts for the quantitative component differed from the probability-weighted multiple scenario forecast ranging from increasing the dollar amount of the quantitative component of the ACL by 4.95% to lower reserves by 5.34%. However, from a sensitivity analysis perspective, changing key assumptions such as the macro-economic variable inputs from the economic forecasts, the reasonable and supportable forecast period, prepayment rates, loan segmentation, historical loss factors and/or periods, among others, would all change the outcome of the quantitative components of the ACL. Those results would then need to be assessed from a qualitative perspective, potentially requiring further adjustments to the qualitative component to arrive at a reasonable and appropriate ACL.
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
The following table presents information regarding the ACL on loans and leases held for investment as of the dates indicated:

	September 30,	December 31,
Allowance for Credit Losses Data	2025	2024
	(Dollars in thousands)
Allowance for loan and lease losses	$240,501	$239,360
Reserve for unfunded loan commitments	30,221	29,071
Total allowance for credit losses	$270,722	$268,431

Allowance for loan and lease losses to loans and leases held for investment	1.00%	1.01%
Allowance for credit losses to loans and leases held for investment	1.12%	1.13%

The following table presents the changes in our ACL on loans and leases held for investment for the periods indicated:

	Three Months Ended		Nine Months Ended
Roll Forward of Allowance for Credit Losses	September 30,	June 30,	September 30,
on Loans and Leases Held for Investment	2025	2025	2025	2024
	(Dollars in thousands)
Balance, beginning of period	$258,565	$264,557	$268,431	$311,258
Provision for credit losses:
Addition to allowance for loan and lease losses	8,700	38,580	56,980	32,000
Addition to (reduction in) reserve for unfunded
loan commitments	1,000	(350)	1,150	(2,000)
Total provision for credit losses	9,700	38,230	58,130	30,000
Loans and leases charged off:
Real estate mortgage	(2,455)	(16,080)	(24,324)	(56,998)
Real estate construction and land	—	(21,536)	(21,536)	—
Commercial	(3,052)	(8,593)	(21,227)	(5,815)
Consumer	(958)	(739)	(2,877)	(4,434)
Total loans and leases charged off	(6,465)	(46,948)	(69,964)	(67,247)
Recoveries on loans and leases charged off:
Real estate mortgage	1,602	298	2,212	2,536
Real estate construction and land	1,370	—	1,370	—
Commercial	5,833	2,288	10,224	4,956
Consumer	117	140	319	413
Total recoveries on loans and leases charged off	8,922	2,726	14,125	7,905
Net recoveries (charge-offs)	2,457	(44,222)	(55,839)	(59,342)
Balance, end of period	$270,722	$258,565	$270,722	$281,916

Annualized net (recoveries) charge-offs to
average loans and leases	(0.04)%	0.72%	0.31%	0.32%

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
Allowance for Credit Losses Charge-offs	2025	2025	2025	2024
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$594	$12,116	$17,411	$20,368
SBA program	51	277	634	926
Hotel	—	—	—	—
Total commercial real estate mortgage	645	12,393	18,045	21,294
Multi-family	—	3,275	3,275	—
Residential mortgage	720	—	849	67
Investor-owned residential	930	242	1,698	34,479
Residential renovation	160	170	457	1,158
Total other residential real estate	1,810	412	3,004	35,704
Total real estate mortgage	2,455	16,080	24,324	56,998
Real Estate Construction and Land:
Commercial	—	21,536	21,536	—
Residential	—	—	—	—
Total real estate construction and land	—	21,536	21,536	—
Total real estate	2,455	37,616	45,860	56,998
Commercial:
Lender finance	—	—	—	—
Equipment finance	—	—	—	—
Premium finance	—	—	—	—
Other asset-based	—	—	—	92
Total asset-based	—	—	—	92
Equity fund loans	—	—	—	—
Venture lending	—	136	5,257	2,414
Total venture capital	—	136	5,257	2,414
Secured business loans	688	3,053	4,265	943
Warehouse lending	—	—	—	—
Other lending	2,364	5,404	11,705	2,366
Total other commercial	3,052	8,457	15,970	3,309
Total commercial	3,052	8,593	21,227	5,815
Consumer	958	739	2,877	4,434
Total charge-offs	$6,465	$46,948	$69,964	$67,247

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
Allowance for Credit Losses Recoveries	2025	2025	2025	2024
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$1,531	$234	$1,843	$389
SBA program	56	34	252	256
Hotel	—	—	—	—
Total commercial real estate mortgage	1,587	268	2,095	645
Multi-family	—	—	—	500
Residential mortgage	6	5	22	5
Investor-owned residential	9	—	9	721
Residential renovation	—	25	86	665
Total other residential real estate	15	30	117	1,391
Total real estate mortgage	1,602	298	2,212	2,536
Real Estate Construction and Land:
Commercial	1,370	—	1,370	—
Residential	—	—	—	—
Total real estate construction and land	1,370	—	1,370	—
Total real estate	2,972	298	3,582	2,536
Commercial:
Lender finance	—	—	—	—
Equipment finance	—	—	—	—
Premium finance	6	5	15	—
Other asset-based	1,488	—	1,488	113
Total asset-based	1,494	5	1,503	113
Equity fund loans	—	—	—	—
Venture lending	233	—	283	1,270
Total venture capital	233	—	283	1,270
Secured business loans	2,215	195	2,711	340
Warehouse lending	—	—	—	—
Other lending	1,891	2,088	5,727	3,233
Total other commercial	4,106	2,283	8,438	3,573
Total commercial	5,833	2,288	10,224	4,956
Consumer	117	140	319	413
Total recoveries	$8,922	$2,726	$14,125	$7,905

Credit Quality
The overall quality of our loan portfolio remains strong, supported by disciplined underwriting, borrower strength, and robust credit metrics. Credit quality metrics improved primarily due to the transfer of loans to held for sale in connection with the strategic loan sales process commenced in the second quarter of 2025. These sales and transfers contributed to broad-based improvements across key credit quality metrics.
As of September 30, 2025, criticized loans and leases decreased by $391.3 million, or 24%, from December 31, 2024, driven by special mention loans and leases decreasing by 54% to 2.10% of total loans and leases held for investment, down from 4.61%. This improvement was partially offset by classified loans and leases increasing during the same period by 36% to 3.17% of total loans and leases, up from 2.37%, largely due to a risk rating framework update implemented within the Venture Banking loan portfolio. Classified loans and leases also included a $49.6 million commercial real estate loan which became classified in the third quarter of 2025. Subsequent to the end of the third quarter, the borrower entered into a contract to sell the underlying property at a price above our loan amount. The sale is expected to close in the fourth quarter.
Nonperforming Assets, Classified Loans and Leases, and Special Mention Loans and Leases
The following table presents information on our nonperforming assets, classified loans and leases, and special mention loans and leases as of the dates indicated:

	September 30,	December 31,
	2025	2024
	(Dollars in thousands)
Nonaccrual loans and leases held for investment	$174,541	$189,605
Accruing loans contractually past due 90 days or more	—	—
Total nonperforming loans and leases	174,541	189,605
Foreclosed assets, net	4,790	9,734
Total nonperforming assets	$179,331	$199,339

Classified loans and leases held for investment	$763,582	$563,502
Special mention loans and leases held for investment	505,979	1,097,315
Criticized loans and leases held for investment	$1,269,561	$1,660,817

Nonaccrual loans and leases held for investment to loans and leases held for investment	0.72%	0.80%
Nonperforming assets to loans and leases held for investment and foreclosed assets, net	0.74%	0.84%
Classified loans and leases held for investment to loans and leases held for investment	3.17%	2.37%
Special mention loans and leases held for investment to loans and leases held for investment	2.10%	4.61%
Allowance for credit losses to nonaccrual loans and leases held for investment	155.1%	141.6%

Nonaccrual Loans and Leases Held for Investment
The following table presents our nonaccrual loans and leases held for investment and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	September 30, 2025		December 31, 2024		Increase (Decrease)
		Accruing		Accruing		Accruing
		and 30-89		and 30-89		and 30-89
		Days Past		Days Past		Days Past
	Nonaccrual	Due	Nonaccrual	Due	Nonaccrual	Due
	(In thousands)
Real estate mortgage:
Commercial	$99,103	$1,822	$97,655	$—	$1,448	$1,822
Multi-family	841	—	22,763	9,442	(21,922)	(9,442)
Other residential	66,866	39,962	46,788	34,417	20,078	5,545
Total real estate mortgage	166,810	41,784	167,206	43,859	(396)	(2,075)
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Total real estate construction and land	—	—	—	—	—	—
Commercial:
Asset-based	103	—	1,940	1,795	(1,837)	(1,795)
Venture capital	—	—	6,291	—	(6,291)	—
Other commercial	6,676	897	13,544	2,331	(6,868)	(1,434)
Total commercial	6,779	897	21,775	4,126	(14,996)	(3,229)
Consumer	952	2,733	624	2,804	328	(71)
Total held for investment	$174,541	$45,414	$189,605	$50,789	$(15,064)	$(5,375)
Nonperforming loans and leases held for investment decreased by $15.1 million to $174.5 million at September 30, 2025 compared to $189.6 million at December 31, 2024, due mainly to principal and other reductions of $87.4 million, charge-offs of $22.5 million, transfers to accrual status of $19.8 million, and transfers to held for sale of $5.7 million, offset partially by additions of $120.3 million. As of September 30, 2025, the Company's three largest loan relationships on nonaccrual status had an aggregate carrying value of $47.0 million and represented 27% of total nonaccrual loans and leases.
Loans and leases accruing and 30-89 days past due decreased by $5.4 million to $45.4 million as of September 30, 2025 compared to $50.8 million at December 31, 2024, due mainly to a decrease of $9.4 million in multi-family real estate mortgage delinquent loans, offset partially by an increase of $5.5 million in other residential real estate mortgage delinquent loans.
Foreclosed Assets, Net
The following table presents foreclosed assets (primarily OREO), net of the valuation allowance, by property type as of the dates indicated:

	September 30,	December 31,
Property Type	2025	2024
	(In thousands)
Single-family residential	$4,770	$9,714
Total OREO, net	4,770	9,714
Other foreclosed assets	20	20
Total foreclosed assets, net	$4,790	$9,734
Foreclosed assets decreased by $4.9 million to $4.8 million at September 30, 2025 compared to $9.7 million at December 31, 2024, due mainly to sales of $10.9 million and a provision for losses of $0.8 million, offset partially by transfers from loans of $6.7 million.

Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases held for investment as of the dates indicated:

	September 30,	December 31,
Loan and Lease Credit Risk Ratings	2025	2024
	(In thousands)
Pass	$22,841,081	$22,120,846
Special mention	505,979	1,097,315
Classified	763,582	563,502
Total loans and leases held for investment	$24,110,642	$23,781,663
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
The following table presents the classified and special mention credit risk rating categories for loans and leases held for investment by loan portfolio segment and class and the related net changes as of the dates indicated:

	September 30, 2025		December 31, 2024		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$298,208	$109,921	$301,278	$348,014	$(3,070)	$(238,093)
Multi-family	182,431	153,360	113,164	202,690	69,267	(49,330)
Other residential	66,944	—	47,993	14,351	18,951	(14,351)
Total real estate mortgage	547,583	263,281	462,435	565,055	85,148	(301,774)
Real estate construction and land:
Commercial	—	81,400	—	148,024	—	(66,624)
Residential	2,985	8,276	—	203,220	2,985	(194,944)
Total real estate construction and land	2,985	89,676	—	351,244	2,985	(261,568)
Commercial:
Asset-based	71,377	7,143	5,003	9,547	66,374	(2,404)
Venture capital	123,392	103,725	75,406	125,320	47,986	(21,595)
Other commercial	16,865	36,466	19,949	38,741	(3,084)	(2,275)
Total commercial	211,634	147,334	100,358	173,608	111,276	(26,274)
Consumer	1,380	5,688	709	7,408	671	(1,720)
Total	$763,582	$505,979	$563,502	$1,097,315	$200,080	$(591,336)

Classified loans and leases increased by $200.1 million to $763.6 million at September 30, 2025 compared to $563.5 million at December 31, 2024, due mainly to increases of $69.3 million in multi-family real estate mortgage classified loans, $66.4 million in asset-based classified loans, $48.0 million in venture capital classified loans, and $19.0 million in other residential real estate mortgage classified loans.
Special mention loans and leases decreased by $591.3 million to $506.0 million at September 30, 2025 compared to $1.1 billion at December 31, 2024, due mainly to decreases of $238.1 million in commercial real estate mortgage special mention loans, largely driven by credit migration out of the category as well as loans sold or transferred to held for sale in connection with the strategic loan sales process, $194.9 million in residential real estate construction and land special mention loans, primarily due to credit migration, $66.6 million in commercial real estate construction and land special mention loans, $49.3 million in multi-family real estate mortgage special mention loans, and $21.6 million in venture capital special mention loans.

Deposits
The following table presents the composition of our deposit portfolio by account type as of the dates indicated:

	September 30, 2025		December 31, 2024
		% of		% of	Increase
Deposit Type	Balance	Total	Balance	Total	(Decrease)
	(Dollars in thousands)
Noninterest-bearing checking	$7,603,748	28%	$7,719,913	28%	$(116,165)
Interest-bearing:
Checking	7,930,951	29%	7,610,705	28%	320,246
Money market	4,974,177	19%	5,361,635	20%	(387,458)
Savings	1,949,369	7%	1,933,232	7%	16,137
Time:
Non-brokered	2,468,017	9%	2,488,217	9%	(20,200)
Brokered	2,258,503	8%	2,078,207	8%	180,296
Total time deposits	4,726,520	17%	4,566,424	17%	160,096
Total interest-bearing	19,581,017	72%	19,471,996	72%	109,021
Total deposits	$27,184,765	100%	$27,191,909	100%	$(7,144)
The following table presents time deposits based on the $250,000 FDIC insured limit as of the dates indicated:

	September 30, 2025		December 31, 2024
		% of		% of
		Total		Total
Time Deposits	Balance	Deposits	Balance	Deposits
	(Dollars in thousands)
Time deposits $250,000 and under	$3,570,672	13%	$3,468,376	13%
Time deposits over $250,000	1,155,848	4%	1,098,048	4%
Total time deposits	$4,726,520	17%	$4,566,424	17%
Total deposits remained relatively flat and decreased by $7.1 million to $27.18 billion at September 30, 2025 compared to $27.19 billion at December 31, 2024. At September 30, 2025, noninterest-bearing deposits totaled $7.6 billion, or 28%, of total deposits, and interest-bearing deposits totaled $19.6 billion, or 72%, of total deposits, compared to noninterest-bearing deposits of $7.7 billion, or 28% of total deposits, and interest-bearing deposits of $19.5 billion, or 72% of total deposits, at December 31, 2024.
As of September 30, 2025, FDIC-insured deposits represented approximately 70% of total deposits, including accounts eligible for pass-through insurance, down from 72% as of December 31, 2024. Available liquidity (on-balance sheet liquidity plus unused borrowing capacity and unpledged AFS securities) was $14.8 billion at September 30, 2025, which exceeded uninsured and uncollateralized deposits of $7.6 billion, with a coverage ratio of 194% as compared to a coverage ratio of 221% at December 31, 2024. Available liquidity also represented 54% of total deposits at September 30, 2025.

The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
September 30, 2025	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$923,700	$306,730	$1,230,430
Due in over three months through six months	812,165	432,958	1,245,123
Due in over six months through 12 months	1,157,424	318,065	1,475,489
Total due within 12 months	2,893,289	1,057,753	3,951,042
Due in over 12 months through 24 months	671,181	91,808	762,989
Due in over 24 months	6,202	6,287	12,489
Total due over twelve months	677,383	98,095	775,478
Total	$3,570,672	$1,155,848	$4,726,520
Client Investment Funds
In addition to deposit products, we also offer alternative, non-depository corporate treasury solutions for clients to invest excess liquidity. These off-balance sheet client funds totaled $1.1 billion at September 30, 2025 and 1.5 billion at December 31, 2024.
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	September 30, 2025		December 31, 2024
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured advances	$1,700,000	3.96%	$1,100,000	3.93%
Other short-term borrowings	190,000	4.18%	—	—%
Credit-linked notes	115,022	15.09%	118,838	15.29%
Senior Notes	—	—%	174,000	5.25%
Total borrowings	2,005,022	4.62%	1,392,838	5.06%
Acquisition discount on Senior Notes	—		(1,024)
Total borrowings, net	$2,005,022		$1,391,814

Borrowings increased by $613.2 million to $2.0 billion at September 30, 2025 compared to $1.4 billion at December 31, 2024, due to higher FHLB secured advances and other short-term borrowings, offset partially by the payoff of $174.0 million of Senior Notes in the second quarter of 2025. We utilized these borrowings to manage liquidity needs, including, but not limited to, funding asset growth, accommodating liability maturities and deposit withdrawals, and supporting business operations.
Subordinated Debt
Subordinated debt increased by $9.0 million to $950.9 million at September 30, 2025 compared to $941.9 million at December 31, 2024, due primarily to the accretion of the acquisition discount on acquired subordinated debt and higher valuation of the Euribor-based subordinated debt. At September 30, 2025, $131.0 million of subordinated debt was included in the Company's Tier I capital and $804.8 million was included in Tier II capital.

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At September 30, 2025, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 capital ratio of 8.00%, and a minimum Total capital ratio of 10.00%.
Regulatory capital requirements limit the amount of DTAs that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At September 30, 2025, such disallowed amounts were $317.8 million for the Company and $294.8 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company and the Bank will not have increased DTAs that are disallowed.
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
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the common equity Tier 1, Tier 1, and Total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At September 30, 2025, the Company and the Bank were in compliance with the capital conservation buffer requirements.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

			Minimum Required
			For Capital	For Capital	For Well
	September 30,	December 31,	Adequacy	Conservation	Capitalized
	2025	2024	Purposes	Buffer	Classification
Banc of California, Inc.:
Tier 1 leverage capital ratio	9.77%	10.15%	4.00%	N/A	N/A
CET1 capital ratio	10.14%	10.55%	4.50%	7.00%	N/A
Tier 1 capital ratio	12.56%	12.97%	6.00%	8.50%	6.00%
Total capital ratio	16.69%	17.05%	8.00%	10.50%	10.00%

Banc of California:
Tier 1 leverage capital ratio	10.44%	11.08%	4.00%	N/A	5.00%
CET1 capital ratio	13.42%	14.17%	4.50%	7.00%	6.50%
Tier 1 capital ratio	13.42%	14.17%	6.00%	8.50%	8.00%
Total capital ratio	15.94%	16.65%	8.00%	10.50%	10.00%
The Company's consolidated risk-based capital ratios decreased during the nine months ended September 30, 2025 due mainly to the impact of stock repurchases, offset by earnings for the period. The consolidated Tier 1 leverage ratio also decreased during the nine months ended September 30, 2025 due mainly to the impact of stock repurchases and higher average assets, offset by earnings.

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

As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $7.1 billion at September 30, 2025, offset partially by $577.4 million pledged for letters of credit and a balance outstanding of $1.7 billion as of that date. The FHLB secured credit line was collateralized by a blanket lien on $10.6 billion of certain qualifying loans and $20.1 million of securities. The Bank also had secured borrowing capacity with the FRBSF under the Discount Window program totaling $5.5 billion at September 30, 2025, of which $5.5 billion was available. The FRBSF Discount Window secured credit line was collateralized by liens on $5.0 billion of qualifying loans and $1.6 billion of pledged securities.
In addition to its secured lines of credit with the FHLB and FRBSF, the Bank also had credit limits of $215.0 million in the aggregate with several commercial banks, as well as borrowing arrangements with unaffiliated financial institutions that provide for the purchase of overnight funds or other short-term borrowings. The availability of these unsecured borrowings fluctuates regularly and is subject to the discretion of the counterparties. As of September 30, 2025, the Bank had $190.0 million outstanding under these arrangements. Additionally, the holding company has a $100.0 million unsecured revolving line of credit. As of September 30, 2025, there was no balance outstanding.
The following tables provide a summary of the Company's primary and secondary liquidity levels at the dates indicated:

	September 30,	December 31,
Primary Liquidity - On-Balance Sheet	2025	2024
	(Dollars In thousands)
Cash and due from banks	$205,364	$192,006
Interest-earning deposits in financial institutions	2,192,901	2,310,206
Total cash, cash equivalents, and restricted cash	2,398,265	2,502,212
Less: Restricted cash	(171,003)	(184,159)
Add: Securities available-for-sale, at fair value	2,426,734	2,246,839
Add: Allowance on securities available-for-sale	775	—
Less: Pledged securities available-for-sale, at fair value	(3,444)	(4,200)
Less: Haircut on securities available-for-sale	(189,335)	(193,191)
Total primary liquidity	$4,461,992	$4,367,501

Ratio of primary liquidity to total assets	13.1%	13.0%

Secondary Liquidity - Off-Balance Sheet	September 30,	December 31,
Available Secured Borrowing Capacity	2025	2024
	(In thousands)
Total secured borrowing capacity with the FHLB	$7,062,106	$6,853,652
Less: Letters of credit	(577,442)	(527,893)
Less: Secured advances outstanding	(1,700,000)	(1,100,000)
Available secured borrowing capacity with the FHLB	4,784,664	5,225,759
Available secured borrowing capacity with the FRBSF	5,503,924	6,295,540
Total secondary liquidity	$10,288,588	$11,521,299
The Company's primary liquidity increased by $94.5 million to $4.5 billion at September 30, 2025 compared to $4.4 billion at December 31, 2024, due mainly to an increase of $179.9 million in AFS securities, partially offset by a decrease of $103.9 million in total cash, cash equivalents, and restricted cash. We also include certain unencumbered HTM securities in our internal liquidity stress test buffer which are not included in our primary liquidity. The Company's secondary liquidity decreased by $1.2 billion to $10.3 billion at September 30, 2025 compared to $11.5 billion at December 31, 2024, due to decreases in available secured borrowing capacity with the FRB of $791.6 million and with the FHLB of $441.1 million.

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
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulations, for liquidity management purposes. At September 30, 2025, brokered deposits totaled $2.4 billion, consisting of $2.3 billion of brokered time deposits and $0.2 billion of non-maturity brokered accounts. At December 31, 2024, brokered deposits totaled $2.7 billion, consisting of $2.1 billion of brokered time deposits and $0.6 billion of non-maturity brokered accounts.
Our Liquidity Management Policy includes guidelines, which are governed by the Company's Risk Appetite Statement, which include the following metrics: Primary Liquidity Ratio (unencumbered liquid assets, which reflects cash and cash equivalents excluding restricted cash and the market value of unpledged AFS securities, net of a haircut, divided by total assets), Primary + Secondary Liquidity (unencumbered liquid assets, which reflect cash and cash equivalents excluding restricted cash and the market value of unpledged AFS securities, net of a haircut, and available borrowing capacity at the FHLB and FRB, divided by total assets), Brokered Deposits to Total Funding Ratio (brokered deposits to total deposits plus borrowings), Total Borrowings to Total Funding Ratio (borrowings to total deposits and borrowings), and Non-Core Funding to Total Funding Ratio (brokered deposits and borrowings to total deposits plus borrowings). The Bank regularly monitors and assesses its liquidity position relative to these established guidelines to ensure alignment with its established risk parameters.

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
On December 23, 2024, Banc of California, Inc. entered into an unsecured revolving line of credit agreement as a borrower for $50.0 million. On March 17, 2025, the Company executed an amendment to the credit agreement that increased the Company's unsecured revolving line of credit to $100.0 million. As of September 30, 2025 and December 31, 2024, there was no balance outstanding.
On March 17, 2025, we announced that our Board of Directors authorized the repurchase of up to $150.0 million of our common stock. On April 23, 2025, we announced an upsize of our stock repurchase program from $150.0 million to $300.0 million and expanded the program to cover both the Company's common stock and depositary shares representing its preferred stock. The repurchase authorization expires in March 2026. During the nine months ended September 30, 2025, common and common equivalent stock repurchased under the program totaled 13,648,429 shares at a weighted average price per share of $13.59, or $185.5 million in the aggregate. As of September 30, 2025, the Company had $114.5 million remaining under the stock repurchase authorization. The program may be changed, suspended, or discontinued at any time.
At September 30, 2025, Banc of California, Inc. had $158.1 million in cash and cash equivalents, of which a substantial amount was on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.
Commitments and Contingencies
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At September 30, 2025, our loan commitments and standby letters of credit were $4.8 billion and $225.1 million. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through net interest income when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "- Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 10. Commitments and Contingencies, of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
As of September 30, 2025, the U.S. Dollar notional amounts of loans receivable and subordinated debt payable denominated in foreign currencies were $67.8 million and $30.2 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures were $66.8 million and $29.9 million. We recognized a foreign currency translation net gain of $18,000 for the nine months ended September 30, 2025 and a foreign currency translation net loss of $752,000 for the nine months ended September 30, 2024.
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
We used a NII simulation model to measure the estimated changes in NII that would result over the next twelve months from immediate and sustained changes in interest rates as of September 30, 2025. We have assumed no growth or changes in the product mix of either our total interest-sensitive assets or liabilities over the next twelve months, therefore the results reflect an interest rate shock to a static balance sheet. This model is an interest rate risk management tool, and the results are not necessarily an indication of our future net interest income.
EVE measures the period end present value of assets minus the present value of liabilities. Asset liability management uses this value to measure the changes in the economic value of the Company under various interest rate scenarios. In some ways, the economic value approach provides a broader scope than net interest income volatility approach since it captures all anticipated future cash flows. During the third quarter of 2025, we updated our deposit decay assumptions, which resulted in changes to the base case EVE and the corresponding sensitivity analysis. These assumptions are reviewed periodically and may be modified as historical data and observed deposit behaviors are updated.
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
At both September 30, 2025 and December 31, 2024, our interest rate risk profile remained close to "neutral." This position reflects our balanced composition of repricing assets and beta-adjusted repricing deposits and other interest-bearing liabilities over the course of the next twelve months. Given the uncertainty of the magnitude, timing, and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary materially from those predicted by our model.
The following table presents the projected change in the Company’s economic value of equity at September 30, 2025 and net interest income over the next twelve months, which would occur upon an immediate change in interest rates, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
	Economic Value of Equity			Net Interest Income
		Amount	Percentage		Amount	Percentage
September 30, 2025	Amount	Change	Change	Amount	Change	Change
	(Dollars in millions)
+200 bps	$4,144	$(628)	(13.2)%	$1,100	$23	2.2%
+100 bps	$4,495	$(277)	(5.8)%	$1,087	$10	1.0%
0 bps	$4,773			$1,077
-100 bps	$4,919	$147	3.1%	$1,072	$(5)	(0.5)%
-200 bps	$5,009	$236	5.0%	$1,068	$(9)	(0.8)%
____________________
(1)Assumes an instantaneous uniform change in interest rates at all maturities and no rate shock has a rate lower than zero percent.

Earnings-at-Risk
In addition to interest rate risk associated with net interest income, certain noninterest expense items are also sensitive to changes in market interest rates. One such item is the cost of ECRs provided on certain deposit accounts, primarily those associated with our HOA business. ECRs are comprised mostly of our customer related expense and fluctuate in response to changes in short term rates and can therefore influence the Company's overall earnings sensitivity profile. We expect that a declining interest rate environment would reduce ECR costs and thereby reduce noninterest expense, conversely, when interest rates rise, ECR costs would also rise, thereby increasing noninterest expense. The Company's Earnings-at-Risk ("EaR") modeling incorporates the impact of these rate-sensitive noninterest expenses, in addition to interest income and expense, to assess the effect of interest rate movements on projected earnings over a twelve-month horizon.
As of September 30, 2025, client deposits eligible for ECRs totaled approximately $3.6 billion. Taking into account the rate sensitivity of ECRs, which are primarily attributable to such deposits, the Company's overall earnings profile would be considered "liability sensitive." During the second quarter of 2025, the Company also entered into interest rate collars with a notional value of $1.0 billion to mitigate the risk of increasing interest expense if short term interest rates increase. For further information on the interest rate collars, see Note 9. Derivatives, of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2025 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding repurchases of shares of our common stock during the three months ended September 30, 2025:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total		as Part of	That May Yet
	Number of	Average	Publicly	Be Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased (1)	Per Share	Program (2)	Program (2)
	(Dollars in thousands, except per share amounts)
July 1 - July 31, 2025	—	$—	—	$150,000
August 1 - August 31, 2025	13,738	$14.79	—	$150,000
September 1 - September 30, 2025	2,155,400	$16.48	2,153,792	$114,502
Total	2,169,138	$16.47	2,153,792
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Company’s securities.

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

3.2	Sixth Amended and Restated Bylaws of Banc of California, Inc. (Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 15, 2023 and incorporated herein by reference).
31.1	Section 302 Certification of Chief Executive Officer (Filed herewith).
31.2	Section 302 Certification of Chief Financial Officer (Filed herewith).
32.1+	Section 906 Certification of Chief Executive Officer (Furnished herewith).
32.2+	Section 906 Certification of Chief Financial Officer (Furnished herewith).
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024, (ii) the Condensed Consolidated Statements of Earnings for the three months ended September 30, 2025, June 30, 2025, September 30, 2024, and nine months ended September 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2025, June 30, 2025, September 30, 2024, and nine months ended September 30, 2025 and 2024, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (vi) the Notes to Condensed Consolidated Financial Statements. (Filed herewith).

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

BANC OF CALIFORNIA, INC.

Date:	November 10, 2025	/s/ Jared M. Wolff
Jared M. Wolff
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2025	/s/ Joseph Kauder
Joseph Kauder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 10, 2025	/s/ Karen Hon
Karen Hon
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)