Form 10-K
period 2025-12-31
BANC OF CALIFORNIA, INC.
filed 2026-02-27
CIK 1169770

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ______
Commission File Number 001-35522
BANC OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3639825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☑  No
The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on The New York Stock Exchange as of the close of business on June 30, 2025, was $1.9 billion.
As of February 13, 2026, there were 149,963,520 shares of registrant's voting common stock outstanding, excluding 75,498 shares of unvested restricted stock, and the registrant had 477,321 shares of class B non-voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company's definitive proxy statement for its 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

BANC OF CALIFORNIA, INC.
2025 ANNUAL REPORT ON FORM 10-K

PART I
Forward-Looking Information
This Annual Report on Form 10-K contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our operating expenses, profitability, allowance for credit losses, net interest margin, net interest income, deposit growth, loan and lease portfolio growth and production, acquisitions and related integrations, maintaining capital adequacy, liquidity, goodwill, and IRR management. All statements contained in this Annual Report on Form 10-K that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these statements as they involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those expressed in them as a result of risks and uncertainties more fully described under “Risk Factors” in Item 1A of this Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based on information available at the time the statement is made. We are under no obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.
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
We have adopted a written Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes‑Oxley Act of 2002 and the rules of the SEC promulgated thereunder and it is available via the “Governance - Documents & Charters” link at http://investors.bancofcal.com. Any changes in, or waivers from, the provisions of this code of ethics that the SEC requires us to disclose are posted on our website in such section. In the same "Governance - Documents & Charters" section of our website, we have also posted the charters for our Audit Committee; Finance Committee; Compensation, Nominating and Corporate Governance Committee; and Enterprise Risk Committee, as well as our Corporate Governance Guidelines. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on Banc of California, Inc.’s website.
All website addresses given in this document are for information only and are not intended to be an active link or to incorporate any website information into this document.

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and "Financial Statements and Notes to the Consolidated Financial Statements" in Item 8.

ACL	Allowance for Credit Losses	FRBSF	Federal Reserve Bank of San Francisco
AFS	Available-for-Sale	HFI	Held for Investment
ALLL	Allowance for Loan and Lease Losses	HFS	Held for Sale
ASC	Accounting Standards Codification	HLBV	Hypothetical Liquidation at Book Value
ASU	Accounting Standards Update	HOA	Homeowners Association
ATM	Automated Teller Machine	HTM	Held-to-Maturity
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	IRR	Interest Rate Risk
BHCA	Bank Holding Company Act of 1956, as amended	LIHTC	Low Income Housing Tax Credit
BOLI	Bank Owned Life Insurance	LOCOM	Lower of Cost or Market
CDI	Core Deposit Intangible Assets	MBS	Mortgage-Backed Securities
CECL	Current Expected Credit Loss	NAV	Net Asset Value
CET1	Common Equity Tier 1	NII	Net Interest Income
CFPB	Consumer Financial Protection Bureau	Non-PCD	Non-Purchased Credit Deteriorated
CMBS	Commercial Mortgage-Backed Securities	NVCE	Non-Voting Common Stock Equivalents
CMOs	Collateralized Mortgage Obligations	OFAC	U.S. Treasury Department's Office of Foreign Assets Control
CODM	Chief Operating Decision Maker	OREO	Other Real Estate Owned
CPI	Consumer Price Index	PCD	Purchased Credit Deteriorated
CRE	Commercial Real Estate	PSUs	Performance Stock Units
CRA	Community Reinvestment Act of 1977, as amended	ROU	Right-of-use
CRI	Customer Relationship Intangible Assets	RSUs	Restricted Stock Units
DFPI	California Department of Financial Protection and Innovation	S&P	Standard & Poor's
DTAs	Deferred Tax Assets	SBA	Small Business Administration
DIF	Deposit Insurance Fund	SBIC	Small Business Investment Company
ECR	Earnings Credit Rate	SEC	Securities and Exchange Commission
EVE	Economic Value of Equity	SFR	Single-Family Residential
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation	TRSAs	Time-Based Restricted Stock Awards
FHLB	Federal Home Loan Bank of San Francisco	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FRB	Board of Governors of the Federal Reserve System	VIE	Variable Interest Entity

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
On November 30, 2023, Banc of California, Inc. completed its transformational merger with PacWest Bancorp (“PacWest”), pursuant to which PacWest merged into Banc of California, Inc., (the "Merger") with Banc of California, Inc. continuing as the surviving legal corporation, and, as of December 1, 2023, Banc of California, N.A. merged into Pacific Western Bank, with Pacific Western Bank continuing under the Banc of California name and brand as the Bank. See "Note 2. Business Combinations" in Item 8 of this Form 10-K for additional information.
Our principal executive office is currently located at 11611 San Vicente Boulevard, Suite 500, Los Angeles, California, and our telephone number is (855) 361-2262. Our common stock trades on the New York Stock Exchange under the trading symbol “BANC” and our Series F preferred depositary shares trade on the New York Stock Exchange under the trading symbol “BANC/PF.”
The Bank is one of the nation’s premier relationship-based business banks, providing banking and treasury management services to small, middle-market, and venture-backed businesses. The Bank offers a broad range of loan and deposit products and services through 79 full-service branches located throughout California and in Denver, Colorado, and Durham, North Carolina, as well as through regional offices nationwide. The Bank also provides full-service payment processing solutions to its clients and serves the Community Association Management industry nationwide with its technology-forward platform, SmartStreet™. The Bank is committed to its local communities by supporting organizations that provide financial literacy and job training, small business support, affordable housing, and more.
The Bank is organized into four business groups – Commercial & Community Banking ("CCB"), Specialty Banking, Deposit and Transaction Services, and Payment Solutions. CCB provides in-market relationship lending and deposit gathering through regional offices and 79 branch locations throughout California, in Denver, Colorado and in Durham, North Carolina. Specialty Banking is focused on serving clients in niche verticals by industry, including HOA, venture banking, lender finance, SBA lending, mortgage warehouse lending, media and entertainment, asset-based lending, and equipment finance. Our Deposit and Transaction Services provide valuable services through tailored cash management and treasury management solutions, including foreign exchange and other liquidity management products. Our Payment Solutions delivers integrated electronic payment solutions for commercial clients, including merchant acquiring and card issuing services. These offerings are supported by a secure, bank-led payments infrastructure that ensures reliable transaction processing, settlement, and regulatory compliance. Merchant acquiring services are provided through BancEdge, the Company’s proprietary platform, enabling clients to accept card payments across both physical and digital channels. Additionally, the Payments business offers card issuing solutions to support purchasing and expense management for business clients.
As of December 31, 2025, the Company had total assets of $34.8 billion, total loans and leases HFI of $25.0 billion, total deposits of $27.8 billion, and total stockholders’ equity of $3.5 billion.
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
Depository Products and Services
Deposits are our primary source of funds to support our interest-earning assets and provide a source of stable low-cost funds and deposit-related fee income. We offer traditional deposit products to businesses and other customers with a variety of rates and terms, including demand, money market, and time deposits. We primarily rely on our relationships from our lending activities, competitive pricing policies, marketing, and superior client service to attract and retain deposits. We also provide international banking services, multi-state deposit services, and asset management services. The Bank’s deposits are insured by the DIF of the FDIC up to applicable legal limits. The Bank is a participant in the IntraFi Network, a product that offers deposit placement services such as IntraFi Cash Service and CDARS, and other reciprocal deposit networks which offer products that qualify large deposits for FDIC insurance. These products spread a customer's large deposit account among other banks in the network to increase the amount of FDIC insurance for that customer and to help us retain the customer's entire banking relationship.
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
At December 31, 2025, we had ATMs at 67 of our branches located in California and one ATM at our branch in Denver, Colorado. We provide access to customer accounts via a 24-hour seven-day-a-week, toll-free, automated telephone customer service and secure online banking services.
At December 31, 2025, our total deposits were $27.8 billion and consisted of $7.8 billion in noninterest-bearing deposits, $8.5 billion in interest-bearing checking accounts, $4.9 billion in money market accounts, $1.9 billion in savings accounts, and $4.7 billion in time deposits. Our deposits are diversified and are a mix of deposits from small, middle-market, and venture-backed businesses, HOA management companies and many are related to lending relationships to a diversified client base.
Client Investment Funds
In addition to deposit products, we also offer alternative, non-depository corporate treasury solutions for clients to invest excess liquidity. These off-balance sheet client funds totaled $1.2 billion at December 31, 2025 and $1.5 billion at December 31, 2024.
Payment Processing
The Company’s Payments business provides integrated electronic payment capabilities for commercial clients, including merchant acquiring and card issuing services. These offerings are delivered through a bank‑led payments infrastructure designed to support secure transaction processing, settlement, and regulatory compliance.
Merchant acquiring services are provided through BancEdge, the Company’s branded payments processing platform, which enables clients to accept debit and credit card payments across card‑present and digital channels. BancEdge supports merchant onboarding, underwriting, transaction processing, settlement, reporting, and ongoing account servicing, and incorporates risk monitoring and compliance controls.
The Payments business also offers card issuing solutions for business and commercial clients, supporting purchasing and expense management needs through centralized onboarding, transaction processing, and portfolio management. The Company operates as an acquiring bank and program sponsor and continues to invest in scalable, API‑enabled infrastructure to support additional payment capabilities while maintaining strong risk management and data security controls.

Lending Activities
We provide a variety of lending products to customers, including the loan types below. Lending activities from discontinued or divested non-core loan portfolios, which are currently in the process of running off, are not included in the lending activities described below. For additional information regarding loans, see "Note 5. Loans and Leases" in Item 8 or "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.
Real Estate Loans
Real estate loans consist of CRE mortgage, residential real estate mortgage, and real estate construction and land loans, generally secured by first-priority liens. These loans are originated to professional developers and real estate investors for the acquisition, construction, refinancing, renovation, and on-going operation of CRE. Our real estate loans include the following specific lending products:
Commercial real estate mortgage. CRE loans comprise 17% and 19% of our total HFI loans as of December 31, 2025 and 2024, respectively. These loans are secured by a range of property types, including office, hotels, retail, and industrial properties, and are primarily located in major United States metropolitan markets, with 67% concentrated in California as of December 31, 2025. We also originate owner occupied CRE loans, including tax exempt financing to municipalities, schools, school districts, and non-profit borrowers, and loans under the SBA 7(a) Program and 504 Program.
Multi- Family. Multi-family loans comprise 24% and 26% of our total HFI loans as of December 31, 2025 and 2024, respectively. The loans are primarily secured by income-producing residential properties with five or more dwelling units and are originated to experienced sponsors and professional real estate investors. Multi-family loans are generally used to finance the acquisition, refinancing, and ongoing operation of stabilized apartment properties. The portfolio is located in major United States metropolitan markets, with 73% concentrated in California as of December 31, 2025.
Other residential real estate mortgage. Residential real estate mortgage loans comprise 14% and 12% of our total HFI loans as of December 31, 2025 and 2024, respectively. These loans are secured by other residential income producing assets, non-owner occupied for-rent residential properties, and owner-occupied single-family properties. The Company has purchased SFR mortgage loans that met our established lending criteria from multiple third-party lenders.
Real estate construction and land. Real estate construction and land comprise 8% and 13% of our total HFI loans as of December 31, 2025 and 2024, respectively. These loans finance the construction or substantial renovation of residential and select commercial properties, and generally have shorter contractual terms than permanent real estate loans. These loans are primarily secured by multi-family, residential properties undergoing a substantial renovation, and office properties.
Commercial Loans and Leases
Commercial loans and leases consist of a diversified portfolio of assets secured lending products and venture related borrowers. These loans support working capital needs, equipment financing, receivable financing, and growth initiatives. Our commercial loans include the following specific lending products:
Lender finance. Lender finance loans comprise 6% and 3% of our total HFI loans as of December 31, 2025 and 2024, respectively. These loans are primarily revolving facilities to small business, CRE, and consumer lenders and alternative asset managers, secured primarily by finance receivables, with borrowing bases tied to eligible collateral. Repayment is from borrower operating cash flow and collections on the financed receivables.
Equipment finance. Equipment finance loans comprise 3% and 3% of our total HFI loans as of December 31, 2025 and 2024, respectively. These loans are financing of equipment essential to the operations of our borrowers or lessees. Loans are secured by the equipment, leased or owned equipment, under contract with the lessees. Repayment is primarily from operating cash flow and/or residual realization through a sale of the equipment.
Other asset-based. Other asset-based loans comprise 1% and 1% of our total HFI loans as of December 31, 2025 and 2024, respectively. These loans are working capital facilities secured by receivables and/or inventories. Repayment is from borrower cash flow, collection of the receivables, and/or the sale of the inventories securing the loans.

Venture capital. Venture capital loans comprise 9% and 6% of our total HFI loans as of December 31, 2025 and 2024, respectively. These are loans directly to venture capital firms themselves or to venture-backed companies, and are composed of two categories: Equity fund loans and Venture lending. Equity fund loans are facilities to venture and private equity funds and managers, typically secured by capital call rights, management fees, and other assets. Equity fund repayments are from capital calls, realizations from sale of portfolio company investments, and management fees. Venture lending loans are to venture-backed companies (primarily technology and life sciences) bridging between funding rounds or strategic outcomes, typically secured by first priority liens on corporate assets and, where relevant, intellectual property.
Secured business. Secured business loans comprise 3% of our total HFI loans as of both December 31, 2025 and 2024. These are secured business loans originated through the CCB group. The primary source of repayment is the cash flow of the borrowers. The loans can be up to five years and are secured by a specific asset or assets of the borrower.
Warehouse loans. Warehouse loans comprise 8% and 6% of our total HFI loans as of December 31, 2025 and 2024, respectively. These loans are short-term revolving lines to mortgage originators to fund closed loans prior to sale or securitization. Repayment is from proceeds of loan sales in the secondary market, either directly or through securitization, of the mortgage loans funded on the warehouse line.
Other lending. Other lending loans comprise 4% of our total HFI loans as of both December 31, 2025 and 2024, respectively. These loans include CCB business loans, loans to homeowner associations, loans to municipalities and non-profit borrowers, and SBA 7(a) loans for small business expansion. The primary sources of repayments is from borrower cash flow or municipalities tax collections.
Consumer Loans
Consumer loans comprise 1% and 2% of our total HFI loans as of December 31, 2025 and 2024, respectively. These loans primarily consist of purchased private student loans (not government guaranteed) and, to a lesser extent, purchased auto loans and internally originated personal, home equity lines, and other consumer loans. Purchased pools must meet our thresholds for weighted average credit scores, income, and free cash flow. We monitor originators' and servicers' performance and enforce our contractual rights.
Lending Activity Risk Factors and Mitigation Measures
Our lending activities are subject to a variety of risks that may adversely affect credit quality, portfolio performance, and financial results. These risks include, but are not limited to, changes in macroeconomic conditions, interest rate fluctuations, borrower financial stress, collateral value declines, operational and environmental risks, regulatory changes, and concentration exposures. Our loan portfolios may also be impacted by industry-specific trends, legislative developments, and external events such as natural disasters or market disruptions. For a detailed discussion of these and other risks, refer to “Risk Factors” in Item 1A of this Form 10-K.
To address these risks, we employs a comprehensive risk management framework that includes disciplined credit policies, rigorous underwriting standards, and ongoing portfolio monitoring. Key mitigation strategies include borrower due diligence, collateral valuation and controls, covenant enforcement, portfolio concentration limits, and regular performance reviews. We also maintains oversight of third-party originators and servicers, and ensures compliance with applicable regulatory requirements. These measures are designed to identify, assess, and manage credit risk across all lending activities, supporting the our commitment to maintaining sound asset quality and prudent risk management practices.
Financing
We depend on deposits, including brokered deposits, and external financing sources to fund our operations. We employ a variety of financing arrangements, including term debt, subordinated debt, and equity. As a member of the FHLB, the Bank had secured financing capacity with the FHLB as of December 31, 2025 of $6.9 billion, collateralized by a blanket lien on $10.3 billion of qualifying loans and $20.5 million of securities. The Bank also had secured financing capacity with the FRBSF of $5.0 billion as of December 31, 2025 collateralized by liens on $4.6 billion of qualifying loans and $1.5 billion of securities.
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
We maintain an information technology strategic plan. This plan defines the overall innovation and technology agenda and vision. Through our annual information technology budgeting process, we analyze our infrastructure for capacity planning, detail migration plans to replace aging hardware and software, and resource plan for internal and external information technology staffing needs against planned initiatives.
Protecting our systems to ensure the safety of customer information is critical to our business. We have an information security program subject to oversight by our Board of Directors and Senior Management. We use multiple layers of protection to control access, detect unusual activity, and reduce risk. We regularly conduct a variety of audits and vulnerability and penetration tests on our platforms, systems, and applications and maintain comprehensive incident response plans to minimize potential risks, including cyber-attacks. To protect our business operations against disasters, we employ multiple layers of redundancy, including geographically distributed systems, replication, and comprehensive recovery plans.
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
Demographics
At December 31, 2025, we had 1,904 full-time and part-time employees, the overwhelming majority of which were full-time employees. None of the Company’s employees are represented by a labor union or by collective bargaining agreements.
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

Our compensation and benefits programs are designed to be competitive and aligned with industry standards, ensuring fairness based on employee position, skill level, experience, and knowledge. As of December 31, 2025, our minimum starting wage is $20 per hour. We regularly engage nationally recognized compensation and benefits consulting firms to independently evaluate and benchmark our offerings, resulting in robust, market-competitive benefits. These include a comprehensive suite of health insurance options, a competitive 401(k) match program, and additional benefits that support employees’ long-term financial wellness. Executive compensation is structured to align with stockholder interests, linking realizable pay to Company performance. Annual increases and incentive compensation are merit-based and communicated clearly to employees through our talent management and review processes. All full-time employees are eligible for a wide range of benefits, including medical, dental, and vision insurance, paid and unpaid leaves, 401(k) participation, life and disability coverage, enhanced mental health resources, and employee assistance programs. We also offer voluntary benefits such as health savings and flexible spending accounts, paid parental leave, public transportation reimbursement, personalized wellness programs, and tuition reimbursement to meet diverse employee needs.
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
Talent Development. We believe that creating an environment which encourages continual learning and development is essential for us to maintain a high level of service and to achieve our goal to have every team member feel that they are a valued and contributing member. This is why we have implemented a variety of learning and development resources for all levels of employees across the Bank. Team members have access to more than 20,000 training resources online to foster personal and professional development with enhanced training centered on building strong relationships and always striving to be client focused. We also offer team members career development resources, including individual development plans, an internship program, a mentorship program, leadership and management programs, and tuition reimbursement. Through our talent management processes of goal setting, performance reviews, succession planning, career development, and encouraging internal mobility, we strive to continually develop our people and meet the dynamic needs of our clients.
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
Financial and Statistical Disclosure
Certain of our statistical information is presented within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and "Quantitive and Qualitative Disclosures" in Item 7A of this Form 10-K. This information should be read in conjunction with the "Financial Statements and Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.
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

Federal and state laws and regulations generally applicable to financial institutions regulate the Company’s and the Bank’s scope of business, investments, reserves against deposits, capital levels, the nature and amount of collateral for loans, the establishment of branches, mergers, acquisitions, dividends, and other matters. This regulation and supervision by the banking agencies is intended primarily for the protection of clients and depositors, the public, the stability of the U.S. financial system, and the DIF administered by the FDIC and not for the benefit of stockholders or debt holders. Statutes, regulations and policies govern, among other things, the scope of activities that we may conduct and the manner in which we may conduct them; our business plan and growth; our board, management, and risk management infrastructure; the type, terms, and pricing of our products and services; our loan and investment portfolio; our capital and liquidity levels; our reserves against deposits; our ability to pay dividends, buy-back stock or distribute capital; and our ability to engage in mergers, acquisitions and other strategic initiatives. The legal and regulatory framework is continually under review by legislatures, regulators and other governmental bodies, and changes regularly occur through the enactment or amendment of laws and regulations or through shifts in policy, implementation or enforcement. Changes are difficult to predict and could have significant effects on our business.
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
As a bank holding company that has elected to be a financial holding company pursuant to the BHCA, the Company is permitted to engage in a broader range of activities. Permitted activities for a financial holding company include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking.
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
Acquisitions. The BHCA and regulations thereunder require a bank holding company to obtain the prior approval of the FRB before it: (i) may acquire direct or indirect ownership or control of more than 5% of any class of voting shares of any bank or savings and loan association; (ii) or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or (iii) may merge or consolidate with any other bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s managerial and financial resources, the applicant’s performance record under the CRA, fair housing laws and other consumer compliance laws, and the effectiveness of the banks in combating money laundering activities.
Capital Requirements. As a bank holding company, the Company is subject to the regulations of the FRB imposing capital requirements for a bank holding company, which establish a capital framework as described in “Capital Requirements and Prompt Corrective Action” below. As of December 31, 2025, the Company had capital ratios in excess of the minimums required to be considered “well capitalized.”

Repurchases/Redemptions; Dividends. The ability of the Company to buy back stock and make capital distributions is limited by regulatory capital rules and other aspects of the regulatory framework. For example, it is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future capital needs, asset quality, and overall financial condition. Under the FRB’s policy statement on the payment of cash dividends, a bank holding company generally should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries. FRB policy also provides that a bank holding company should inform the FRB reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure. Regarding dividends, see “Capital Requirements and Prompt Corrective Action” below.
Source of Strength. Under FRB regulations and federal law, a bank holding company, such as the Company, must serve as a source of financial and managerial strength for any FDIC-insured depository institution that it controls, such as the Bank. Thus, if the Bank were to be in financial distress or to otherwise be viewed by the regulators as in unsatisfactory condition, then the regulators could require the Company to provide additional capital or liquidity support, or take other action, in support of the Bank—even if doing so is not otherwise in the best interest of the Company.
The Bank
Liquidity. The Bank is subject to a variety of requirements under federal law. The Bank is required to maintain sufficient liquidity to ensure safe and sound operations. For additional information, see "Liquidity" in Item 7 of this Form 10-K.
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
The banking and financial regulators have broad examination and enforcement authority. The regulators require banking organizations to file detailed periodic reports and regularly examine the operations of banking organizations. Banking organizations that do not meet the regulators’ supervisory expectations can be subjected to increased scrutiny and supervisory criticism. The regulators have various remedies available, which may be public or of a confidential supervisory nature, if they determine that an institution’s condition, management, operations or risk profile are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any applicable law or regulation. Regulators have broad authority to take various actions if they identify violations or unsafe practices. They can require us to take corrective measures, issue administrative orders that are enforceable in court, and mandate increases in our capital levels. Additionally, regulators may direct the sale of subsidiaries or other assets, limit our ability to pay dividends and make distributions, and restrict our growth or business activities. They also have the power to assess civil monetary penalties, remove officers and directors, and, in severe cases, terminate our deposit insurance.
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
Lending Limits. Our lending activities are subject to a variety of lending limits imposed by law and regulation. In general, the Bank is subject to a legal lending limit on loans to a single borrower based on the Bank’s capital level. The dollar amounts of the Bank’s lending limit increases or decreases as the Bank’s capital increases or decreases. As of December 31, 2025, the Bank has no loans in excess of its loans-to-one borrower limit.
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
Brokered Deposits
The Federal Deposit Insurance Act restricts the use of brokered deposits by certain depository institutions. A well-capitalized insured depository institution may solicit and accept, renew or roll over any brokered deposit without restriction. An adequately capitalized insured depository institution may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. The FDIC may grant a waiver upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The rates that an adequately capitalized institution with a waiver may pay on brokered deposits may not exceed certain ceilings. An “undercapitalized insured depository institution” may not accept, renew or roll over any brokered deposit. As of December 31, 2025, the Bank was considered “well capitalized” for this purpose.
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
The Company and the Bank are each subject to generally similar capital regulations adopted by the FRB. These regulations establish required minimum ratios for CET1 capital, Tier 1 capital and total capital and a leverage ratio; set risk-weighting for assets and certain other items for purposes of the risk-based capital ratios; require an additional capital conservation buffer over the minimum required capital ratios in order to avoid certain limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses; and define what qualifies as capital for purposes of meeting the capital requirements.
We elected to delay the estimated impact on regulatory capital from the adoption of the CECL methodology for two years followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. As of January 1, 2025, the impact of the CECL standard was fully reflected in our regulatory capital.
As of December 31, 2025, we were in compliance with the minimum CET1, Tier 1, total capital, and leverage ratios and the minimum capital conservation buffer set forth in these generally applicable regulations. These capital requirements are the minimum ratios generally applicable to banking organizations. The regulators assess any particular institution’s capital adequacy based on numerous factors. The regulators may require a particular banking organization to maintain capital at levels higher than the generally applicable minimums.
The Federal Deposit Insurance Act provides for a system of “prompt corrective action” (the “PCA”). The PCA guidelines provide for capitalization categories ranging from “well capitalized” to “critically undercapitalized.” An institution’s PCA category is determined primarily by its regulatory capital ratios. The PCA requires remedial actions and imposes limitations that become increasingly stringent as an institution’s condition deteriorates and its PCA capitalization category declines. Among other things, institutions that are less than well capitalized become subject to increasingly stringent restrictions on their ability to accept and/or rollover brokered deposits. As of December 31, 2025, the Bank was considered “well capitalized” for purposes of the PCA.
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
Community Reinvestment Act
The Bank is subject to the provisions of the CRA. The FRB regularly assesses the Bank on its record in helping meet the credit needs of the communities it serves, including low-income and moderate-income neighborhoods. The Bank is subject to periodic examination under the CRA by the FRB, which will assign ratings based on the methodologies set forth in its regulations and guidance. Less favorable CRA ratings, or concerns raised under the CRA, may adversely affect the Bank’s ability to obtain approval for certain types of applications.
Performance under the CRA also is considered when the relevant federal bank regulator reviews applications to acquire, merge or consolidate with another banking institution or its holding company or to open or relocate a branch office. Also, in the case of a bank holding company applying for approval to acquire a bank, the FRB will assess the CRA records of each subsidiary depository institution of the applicant bank holding company. An unsatisfactory CRA record may be the basis for denying the application. Based on the most recent CRA examination, the Bank was rated "outstanding."
Financial Privacy Under the Requirements of the Gramm-Leach-Bliley Act
We are subject to various laws related to the privacy of consumer information. The Company and its subsidiaries are required under federal law to periodically disclose to their retail clients the Company’s policies and practices with respect to the sharing of nonpublic client information with its affiliates and others, and the confidentiality and security of that information. Under the Gramm‑Leach‑Bliley Act of 1999 (the “GLBA”), in some cases, the Bank must obtain a consumer’s consent before sharing information with an unaffiliated third-party, and the Bank must give a consumer the opportunity to “opt out” of the Bank’s sharing of information with its affiliates for marketing and certain other purposes. In some cases, the Bank must obtain a consumer’s consent before sharing information with an unaffiliated third-party, and the Bank must allow a consumer to opt out of the Bank’s sharing of information with its affiliates for marketing and certain other purposes.
Limitations on Transactions with Affiliates and Loans to Insiders
Banks are subject to restrictions on their ability to conduct transactions with affiliates and other related parties under federal banking laws. For example, federal banking laws impose quantitative limits, qualitative requirements, and collateral standards on certain extensions of credit and other transactions by an insured depository institution with, or for the benefit of, its affiliates. In addition, these restrictions require most types of transactions by an insured depository institution with, or for the benefit of, an affiliate be on market terms or better for the insured depository institution.
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
Consumer Protection Laws and Regulations
We are subject to a broad array of federal, state and local consumer protection laws and regulations that govern almost every aspect of our business relationships with consumers. Among other things, these laws and regulations relate to the content and adequacy of disclosures, pricing and fees, fair lending, anti-discrimination, privacy, cybersecurity, usury, mortgages and housing finance, lending to service members, escheatment, debt collection, loan servicing, collateral secured lending, and unfair, deceptive or abusive acts or practice, and regulate the manner in which financial institutions must deal with clients when taking deposits, making loans, servicing loans and providing other services. If the Bank fails to comply with these laws and regulations, it may be subject to significant penalties, judgments, other monetary or injunctive remedies, lawsuits (including putative class action lawsuits and actions by state and local attorney generals), customer recession rights, supervisory or enforcement actions, and civil or criminal liability.
The CFPB is generally responsible for rulemaking with respect to certain federal laws related to the provision of financial products and services to consumers. In addition, the CFPB has supervision, examination and primary enforcement authority with respect to federal consumer financial protection laws with respect to banking organizations with assets of $10 billion or more. The Bank has assets in excess of $10 billion; therefore, we are subject to the supervision, examination and primary enforcement jurisdiction of the CFPB with respect to federal consumer financial protection laws. Additionally, under the current U.S. administration, a level of heightened uncertainty exists with respect to the future of the CFPB, including its structure, staffing, and responsibilities. It remains uncertain whether, or to what extent, changes at the CFPB will impact our business and the overall regulatory environment. We cannot predict whether future executive or legislative actions regarding the CFPB, consumer laws, and related regulations may impact the industry generally, including potential actions that state or other federal regulators may take in response to such executive or legislative actions.

Information Technology and Cybersecurity
We are subject to laws and regulatory requirements related to information technology and cybersecurity. For example, the Federal Financial Institutions Examination Council (the “FFIEC”), which is a council comprised of the primary federal banking regulators, has issued guidance and supervisory expectations for banking organizations with respect to information technology and cybersecurity. In addition, state regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including implementing or modifying data encryption requirements, data breach notifications, and information security. We expect this trend of state-level activity and consumer expectations in those areas to continue to heighten, and we are continually monitoring for developments in the states in which our clients are located. Our regulators regularly examine us for compliance with applicable laws and standards with respect to these topics. If we fail to observe such regulatory guidance and standards, we could be subject to various regulatory sanctions.
A banking organization is required to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours.
Other Regulations
The Bank is a member of the FHLB, which makes loans or advances to members. All advances are required to be fully secured by sufficient collateral as determined by the FHLB. To be a FHLB member, financial institutions must demonstrate that they originate and/or purchase long-term home mortgage loans or MBS. The Bank is required to purchase and maintain stock in the FHLB. At December 31, 2025, the Bank had $46.7 million in FHLB stock, which was in compliance with this requirement.
Volcker Rule
The so-called “Volcker Rule” restricts banking entities from engaging in short‑term proprietary trading and from certain activities with “covered funds.” These restrictions do not currently have, and are not expected to have, a material impact on the Company’s investing or trading activities. The Volcker Rule permits various exempt activities, including transactions involving government obligations, repurchase and reverse‑repurchase agreements, securities lending, and liquidity‑management transactions conducted in accordance with regulatory requirements.
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
Future Legislation or Regulation
Federal, state and local governments, legislators and regulators regularly introduce measures or take actions that would modify the regulatory requirements applicable to banks, their holding companies and other financial institutions. Changes in laws, regulations or regulatory policies could adversely affect the operating environment for us in substantial and unpredictable ways, increase our cost of doing business, impose new restrictions on the way in which we conduct our operations or add significant operational constraints that might impair our profitability. We cannot predict whether new policies or legislation will be enacted or adopted and, if enacted or adopted, the effect that it, or any implementing regulations, would have on us and our subsidiaries’ business, financial condition or results of operations. The full effect that these changes will have on us and our subsidiaries remains uncertain at this time and may have a material adverse effect on our business, our operations or financial condition.For more information on how the regulatory environment, enforcement actions, findings and ratings could also have an impact on our strategies, the value of our assets, or otherwise adversely affect our business see "Risk Factors" in Item 1A of this Form 10-K.

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
Additionally, from time to time we undertake strategic project initiatives, including but not limited to, payment processing, investment in technology, process improvement, client experience and fintech partnerships or acquisitions, such as our acquisition of BancEdge. Significant effort and resources are necessary to manage and oversee the successful completion of these initiatives. These initiatives often place significant demands on a limited number of employees with subject matter expertise and management and may involve significant costs to implement as well as increase operational risk as employees learn to process transactions under new systems. The failure to properly execute on these strategic initiatives could adversely impact our business and results of operations.
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
Communications and information systems are essential to the conduct of our business, as we use such systems to manage our client relationships, our general ledger and virtually all other aspects of our business as well as process customer and merchant payments via the BancEdge platform. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks are vulnerable to breaches, unauthorized access either directly or indirectly through our vendors, misuse, computer viruses, or other malicious code and other types of cyber-attacks. Generative artificial intelligence is further increasing risks in this area, including by making fraud detection more difficult, particularly with detection devices that use voice recognition or authentication. The techniques used by bad actors change frequently, may not be recognized until launched, and may not be recognized until well after a breach has occurred. If one or more of these events occur, this could jeopardize our clients' confidential and other information that we process and store, or otherwise cause interruptions in our operations or the operations of our clients or counterparties.
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

We provide internet banking services to our clients which have additional cyber risks related to our client’s personal electronic devices and electronic communication. Any compromise of personal electronic device security could jeopardize the confidential information of our clients and expose our clients to account take-overs and the possibility for financial crimes such as fraud or identity theft and deter clients from using our internet banking services. The precautions we take may not protect our systems from future vulnerabilities, data breaches or other cyber threats. Losses due to unauthorized account activity could harm our reputation and may have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
We outsource certain aspects of our data processing and operational functions to third-party service providers. If our third-party service providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, our and our clients’ information may be compromised, and our business operations could be adversely impacted.
We rely on third-party service providers to help ensure the confidentiality of our and our clients’ information and acknowledge the additional risks these third parties expose us to. Third-party service providers may experience unauthorized access to and disclosure of or destruction or corruption of our or our clients’ information. In addition, we are exposed indirectly through our third-party service providers who may experience their own cyber breach and as a result compromise our data and/or lead to service interruptions. Any failure or interruption, or breaches in security, of these systems could result in failures or interruptions in our client relationship management, general ledger, deposit, loan origination, and servicing systems. The occurrence of any systems failure or interruption could damage our reputation and result in a loss of clients and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.
The development and use of new technologies, including artificial intelligence (“AI”), presents risks and challenges that may adversely impact our business.
The banking and financial services industry is experiencing rapid technological change, including increased use of AI. We and our third-party vendors may develop or utilize AI and other emerging technologies in certain business processes, products, or services. Our ability to successfully implement and manage these technologies, or to integrate them into existing systems, may be limited and could result in service disruptions, processing errors, compliance failures, or increased operational risk.
AI systems, particularly those developed or operated by third parties, may produce inaccurate or harmful outputs, improperly disclose confidential or proprietary information, reflect unintended biases, or otherwise fail to perform as intended. Our reliance on third-party technology providers may limit our visibility into or control over these risks. Any failures in the development, implementation, or use of AI or other technologies, or evolving legal and regulatory requirements governing their use, could expose us to regulatory scrutiny, litigation, financial losses, or reputational harm and adversely affect our business, financial condition, and results of operations.
To the extent we acquire other banks, bank branches, other assets, or other businesses, we may be negatively impacted by certain risks inherent with such acquisitions.
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
Acquiring other banks, bank branches, other assets or other businesses, also involves risks associated with integration, which may cause us to not fully realize the benefits of an acquisition.

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
Our payment processing and merchant acquiring activities expose us to regulatory, fraud, third-party, and operational risks that could materially adversely affect our business and financial results.
We provide payment processing and merchant acquiring services and are subject to extensive requirements imposed by payment card networks, NACHA, and other payment networks. Failure by us, our merchants, or third-party intermediaries to comply with these requirements, or changes in network rules or their interpretation, could result in fines, penalties, increased costs, suspension, or termination of our registrations or certifications, which could limit our ability to provide these services and adversely affect our business. In some cases, we may be required to bear fines, penalties, or other losses if we are unable to recover such amounts from merchants or other third parties.
Our payment processing activities also expose us to fraud, chargebacks, and other losses arising from merchant activity, including situations in which merchants are unwilling or unable to satisfy their obligations due to financial distress, closure, or bankruptcy. In addition, our reliance on independent sales organizations, employees, third-party vendors, and technology systems increases our exposure to operational risks, including failures in oversight, execution errors, data processing or technology disruptions, cybersecurity incidents, and breakdowns in internal controls. Any of these risks, individually or in the aggregate, could have a material adverse effect on our business, financial condition, and results of operations.
Managing reputational risk is important to attracting and maintaining clients, investors and employees.
Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, regulatory investigations, marketplace rumors and fraudulent activities of our clients. Negative publicity regarding our business, employees, or clients, with or without merit, may result in the loss of clients, investors and employees, costly litigation, a decline in revenues, and/or increased governmental oversight.
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
We have a net DTA and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under GAAP to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. As of December 31, 2025, we had a net DTA of $656.8 million. For additional information, see "Note 16. Income Taxes" in Item 8 of this Form 10-K.

Changes in market conditions or strategic balance sheet actions may result in realized losses on investment securities or other assets.
Following the Merger, the Company executed a balance sheet repositioning strategy designed improve funding mix, reduce interest rate sensitivity, and support long-term earnings performance. As part of this strategy, we sold certain securities portfolios and mortgage loans. These transactions resulted in the recognition of losses, primarily reflecting market conditions and interest rate movements at the time of sale; however, these actions were undertaken as part of our broader efforts to strengthen our balance sheet and reposition the Company for future growth. The fair value of our investment securities, loan portfolios and certain other financial assets is influenced by a variety of factors, including changes in interest rates, credit spreads, market liquidity, prepayment assumptions and overall economic conditions. As a result, these assets may from time to time have a fair value that is below their amortized cost basis. Unrealized losses on AFS securities are reflected in accumulated other comprehensive income (loss), while HTM securities are carried at amortized cost and not adjusted for changes in fair value unless a credit-related impairment is recognized. If we were to sell securities or other assets that are in an unrealized loss position, we may be required to recognize realized losses in earnings.
We regularly evaluate opportunities to improve our asset mix, funding profile, and risk positioning in light of market conditions and strategic objectives. Future asset sales, if any, could result in additional gains or losses depending on market factors, including interest rates, credit spreads, and buyer demand at the time of sale. While such transactions may result in the recognition of losses in the period incurred, they may also improve our long-term liquidity profile, capital position, and earnings stability. Any material losses recognized in future periods, whether from strategic repositioning activities or the realization of previously unrealized losses, could adversely affect our financial condition and results of operations.
Our level of indebtedness could adversely affect our ability to raise capital and meet our debt obligations.
As of December 31, 2025, the Company had outstanding indebtedness in the amount of approximately $3.0 billion. Our existing indebtedness, together with any future incurrence of additional indebtedness, could have important consequences for our creditors and stockholders. For example, our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and other general corporate purposes. It may also restrict us from making strategic acquisitions or could force us to make non-strategic divestitures. Additionally, our debt obligations could limit our ability to pay dividends to stockholders and increase our vulnerability to general economic and industry conditions. Furthermore, a substantial portion of our cash flow from operations may need to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the cash available to fund our operations, capital expenditures, and future business opportunities.
Risks Related to Credit and Interest Rates
If actual losses on our loans exceed our estimates used to establish our allowance for credit losses, our business, financial condition and profitability may suffer.
The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If our estimates are incorrect, the allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, fraud and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Our allowance for credit losses was 1.12% of loans and leases HFI and 176.25% of nonaccrual loans and leases as of December 31, 2025. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further charge-offs (which may in turn also require an increase in the provision for credit losses), based on judgments different than that of management. Any increases in the provision for credit losses will result in a decrease in net earnings and may have a material adverse effect on our financial condition and results of operations.
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
Lending money is a substantial part of our business. Every loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is influenced by several factors, including the cash flow for the borrower, and, if applicable, the project being financed, as well as the borrower’s credit history. In the case of collateralized loans, changes and uncertainties regarding the future value of the collateral also play a significant role. Additionally, fluctuations in interest rates, shifts in economic and industry conditions, and the duration of the loan all contribute to the overall level of risk.
We maintain an allowance for credit losses which we believe is appropriate to provide for probable losses inherent in our loan portfolio. Management determines the amount of this allowance through regular reviews and consideration of various factors. These include an ongoing assessment of the quality, size, and diversity of the loan portfolio, as well as evaluations of nonaccrual loans. Historical default, loss, and recovery experiences are also taken into account, along with current and anticipated economic conditions. Additionally, management considers the risk characteristics associated with different loan classifications and the amount and quality of collateral, including guarantees, that secure the loans.
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

Also, the FRB regulates the supply of money and credit in the United States. Its monetary policies determine in a large part our cost of funds for lending and investing and the return that can be earned on those loans and investments, both of which affect our net interest margin. FRB policies can also materially affect the value of financial instruments that we hold, such as debt securities and certain mortgage loans HFS. Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans or satisfy their obligations to us. Changes in policies of the FRB are beyond our control and the impact of changes in those policies on our activities and results of operations can be difficult to predict.
Our business may be adversely affected by difficult economic conditions, including inflationary pressures or volatility in the financial markets, which may impact our business, financial position, and results of operations.
Robust demand, labor shortages, and supply chain constraints have led to persistent inflationary pressures throughout the economy. In response to these inflationary pressures, beginning early in 2022, the FRB raised benchmark interest rates rapidly, causing the federal funds rate to reach a 23-year high. Although the FRB reduced its benchmark rates several times in 2024 and 2025, the inflationary outlook in the United States is currently uncertain. Amidst these uncertainties, including potential recessionary economic conditions, financial markets have continued to experience volatility. Changes in interest rates can affect numerous aspects of our business and may impact our future performance.
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
As of December 31, 2025, $3.3 billion, or 14%, of our total loans HFI were loans in the other residential real estate mortgage loan portfolio class, as compared with $2.8 billion, or 12%, of our total loans HFI as of December 31, 2024. This type of lending is particularly sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the national housing markets has reduced in some areas, and may continue to reduce, the value of the real estate collateral securing these types of loans and increase the risk that we would incur losses if borrowers default on their loans. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations.
Our real estate loan portfolio is subject to certain risks including market, environmental and project-specific risks.
Our real estate loan portfolio encompasses CRE mortgage, residential real estate mortgage, and real estate construction and land loans, which implicate a variety of risks, including: (i) market risks including increased competition in pricing and loan structure, macroeconomic conditions in the United States and in the markets where we lend, and decreased commercial and residential real estate values in the markets where we lend; (ii) environmental risks including natural disasters and impact on underlying real estate collateral and environmental liabilities with respect to real properties acquired; and (iii) project-specific risks including higher construction costs, failure by developers and contractors to meet project specifications or timelines, and buyers of completed construction projects not being able to secure permanent financing. For further information on these risks and others related to our real estate loan portfolio, see "Lending Activities" in Item 1 of this Form 10-K.
Our loan portfolio possesses increased risk due to our level of adjustable rate loans.
Approximately 39% of our loans HFI are adjustable rate loans as of December 31, 2025. Any rise in prevailing market interest rates may result in increased payments for some borrowers who have adjustable rate loans, increasing the possibility of defaults.

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
We make our commercial and industrial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial and industrial loans may depreciate over time, be difficult to appraise and fluctuate in value and in the event we are required to assume direct responsibility for the collateral, including but not limited to residential mortgage loans in the case of warehouse credit facilities that we provide to non-bank financial institutions, our allowance for credit losses may increase, which may, in turn, adversely affect our financial condition and results of operations. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its clients. As of December 31, 2025, our commercial and industrial loans totaled $9.0 billion, or 36% of our total loans HFI.
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
In addition to being affected by interest rates, the secondary mortgage markets are subject to investor demand for mortgage loans and MBS and investor yield requirements for those loans and securities. These conditions may fluctuate or even worsen in the future.
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

We believe that, as a result of the increased defaults and foreclosures during the 2007 to 2009 recession resulting in increased demand for repurchases and indemnification in the secondary market, many purchasers of loans are particularly sensitive to obtaining indemnification or the requirement of originators to repurchase loans, and would benefit from enforcing any repurchase remedies they may have. Our exposure to repurchases under our representations and warranties could include the current unpaid balance of all loans we have sold. During the years ended December 31, 2025, 2024, and 2023, we sold multi-family and SFR mortgage loans aggregating $24 million, $2.0 billion, and $3.0 billion, respectively. To recognize the potential loan repurchase or indemnification losses on all SFR mortgage and multi-family loans sold, we maintained a total reserve of $1.8 million as of December 31, 2025. Increases to this reserve as a result of the sale of loans are a reduction in our gain on the sale of loans. Increases and decreases to this reserve subsequent to the sale are included as a component of noninterest expense. The determination of the appropriate level of the reserve inherently involves a high degree of subjectivity and requires us to make estimates of repurchase and indemnification risks and expected losses. The estimates used could be inaccurate, resulting in a level of reserve that is less than actual losses.
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
As of December 31, 2025, we had $2.5 billion of AFS securities, as compared with $2.2 billion of AFS securities as of December 31, 2024.
As of December 31, 2025, AFS securities that were in an unrealized loss position had a total fair value of $1.4 billion with aggregate unrealized losses of $196.9 million. These unrealized losses related primarily to changes in overall interest rates and the resulting impact on valuations of MBS, CMOs, SBA securities and corporate debt securities.
As of December 31, 2025, we had $2.3 billion of HTM securities, which had a total fair value of $2.2 billion. As of December 31, 2024, we had $2.3 billion of HTM securities, which had a total fair value of $2.2 billion.
The Company follows a robust credit monitoring process to ensure it has appropriate credit support and, as of December 31, 2025, we believed there was no credit losses and did not have the intent to sell any of our securities in an unrealized loss position and it is likely that we will not be required to sell such securities before their anticipated recovery. Debt securities HTM and AFS are analyzed for credit losses under ASC 326, Financial Instruments - Credit Losses. For debt securities HTM and AFS, the Company estimates current expected credit losses. An allowance for credit losses is established for losses on debt securities HTM and AFS due to credit losses and is reported as a component of provision for credit losses. Accrued interest is excluded from our expected credit loss estimates. For more information about ASC Topic 326, see "Note 1. Nature of Operations and Significant Accounting Policies" in Item 8 of this Form 10-K.
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
We originate CRE and multi-family loans for individuals and businesses for various purposes, which are secured by commercial properties. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed in a timely manner or at all, the borrower’s ability to repay the loan may be impaired.
CRE and multi-family loans also expose us to credit risk because the collateral securing these loans often cannot be sold easily at acceptable terms. In addition, many of our CRE and multi-family loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

The COVID-19 pandemic and its aftermath has had a potentially long-term negative impact on some CRE portfolios. We continue to monitor our real estate loans secured by office properties because of the risk that tenants may continue to reduce the office space they lease as some portion of the workforce continues to work remotely on a hybrid or permanent basis and that we may not collect all amounts contractually owed to us.
If we foreclose on a CRE or multi-family loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, CRE and multi-family loans generally have relatively large balances to single borrowers or groups of related borrowers. Accordingly, if we make any errors in judgment in the collectability of our CRE and multi-family loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Our CRE and multi-family loans decreased during the year ended December 31, 2025 to $10.4 billion, or 41% of our total loans HFI, from $10.6 billion, or 45% of our total loans HFI, as of December 31, 2024.
The federal banking agencies have expressed concerns about weaknesses in the current CRE market and have applied increased regulatory scrutiny to institutions with CRE loan portfolios that are fast growing or large relative to the institutions’ total capital. Our failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio.
Our business is subject to interest rate risk and variations in interest rates may hurt our profits.
Our profitability depends to a large extent upon our ability to earn more money in interest that we receive on loans and investments than we pay to our depositors and lenders in interest. Any change in general market interest rates, whether as a result of changes in the monetary policy of the FRB or otherwise, may have a significant effect on NII and prepayments on our loans. If interest rates rise, our NII and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans, and investment securities. This is most likely to occur if short-term interest rates increase at a faster rate than long-term interest rates, which would cause our NII to go down. In addition, rising interest rates may hurt our income, because that may reduce the demand for loans and the value of our securities. If interest rates decline, our fixed, higher-rate loans may be refinanced at lower rates or paid off and our investments may be prepaid earlier than expected. If that occurs, we may have to redeploy the loan or investment proceeds into lower yielding assets, which might also decrease our income. Accordingly, changes in levels of market interest rates could materially and adversely affect our financial condition, net interest margin, results of operations, and profitability. Changes in interest rates also have a significant impact on the carrying value of certain of our assets, such as investment securities, on our balance sheet. In a rapidly changing interest rate environment, we may not be able to manage our IRR effectively, which would adversely impact our financial condition and results of operations.
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
Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on capital levels of our bank subsidiary. While the Bank met the FDIC’s definition of “well-capitalized” as of December 31, 2025, there can be no assurance that it will continue to meet this definition. Our regulators can adjust the requirements to be “well-capitalized” at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits. An inability to develop and maintain a strong deposit base could have a material adverse impact on our business, financial condition, and results of operations.

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
The failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. As of December 31, 2025, approximately 28% of our deposits were uninsured and uncollateralized and we rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition, and results of operations.
Problems encountered by, or adverse news concerning, other financial institutions may adversely affect financial and capital markets generally as well as the Bank.
The soundness and stability of financial institutions are closely interrelated as a result of credit, trading, clearing, and other relationships between institutions. Given the interconnectedness of financial institutions, concerns about, or a default or threatened default by, or failure or threatened failure of, one or more institutions could lead to financial market disruptions and increased expenses, including significant market-wide liquidity problems, losses or defaults by us or other institutions, or credit risk in the event of default of our counterparty or customer. Even rumors or adverse news developments concerning other financial institutions or the Bank may result in rapid deterioration in investor and customer confidence.
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
We are subject to extensive regulation, supervision and legal requirements that affect virtually all aspects of our business and operations. The regulatory agencies governing banking organizations are focused on protecting customers, depositors, the DIF, and the overall financial stability of the United States—not our stockholders or creditors. See "Supervision and Regulation" in Item 1 of this Form 10-K for information on the regulation and supervision framework which governs our Company and its activities.

We are regularly examined and inspected by our regulators, including the FRB and DFPI, who possess extensive authority and discretion in their interpretation, implementation, supervision and enforcement of their regulatory agenda.This oversight covers a wide range of matters, such as dividends or capital distributions by the Bank or the Company, and capital and liquidity requirements, which may be more stringent than generally applicable laws. Regulators also influence the types and terms of products we offer, the activities we conduct, our operations, and the investments we make. They may assess the composition, risk characteristics, potential adverse classification, allowance and risk reserves in connection with loans and other assets, including reclassifying assets. Additionally, they evaluate the level of deposit insurance premiums as well as our deposit-gathering and other funding sources. The quality of our board and management oversight, as well as the effectiveness of our risk management and compliance programs, including consumer protection, information technology, cybersecurity, third-party risk management, anti-money laundering, and sanctions compliance are also subject to regulatory review. Furthermore, regulators evaluate our commitment to meeting the credit needs of low and moderate income neighborhoods under the CRA, and their approval is required for applications related to new branches, new activities, mergers, and acquisitions. Finally, they influence our rate of growth and other strategic or expansionary initiatives.
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
We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition, and results of operations. Further, tax law changes could make some businesses and industries less inclined to borrow, potentially reducing demand for our commercial loan products. Finally, we may be negatively impacted more than our competitors because our business strategy focuses on California, which has a higher cost real estate market compared to other states.

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
In addition, the CFPB has broad rulemaking, supervisory, and enforcement powers under various federal consumer financial protection laws with respect to banking organizations with assets of $10 billion or more. The Bank has assets of at least $10 billion; therefore, we are subject to the supervision, examination, and primary enforcement jurisdiction of the CFPB with respect to federal consumer financial protection laws. Such actions may adversely affect our business, financial condition, results of operations, and/or competitive position may be adversely affected as a result.

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
Ongoing geopolitical instability, including as a result of Russia’s invasion of Ukraine and the conflict in the Middle East, has negatively impacted, and could in the future negatively impact, the global and U.S. economies, including by causing supply chain disruptions, rising prices for oil and other commodities, volatility in capital markets and foreign currency exchange rates, rising interest rates and heightened cybersecurity risks. The extent to which such geopolitical instability adversely affects our business, financial condition and results of operations, as well as our liquidity and capital profile, will depend on future developments, which are highly uncertain and unpredictable.
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
A deterioration in economic conditions could result in a number of consequences, including but not limited to the following, any of which could have a material adverse effect on our business, financial condition, and results of operations. For example, we could experience reduced demand for our products and services, an increase in loan delinquencies, problem assets, and foreclosures, and a decrease in the value of collateral securing our loans. Additionally, the amount of our low-cost or noninterest-bearing deposits could decline, further impacting our financial stability.
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
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
Our enterprise risk management program is designed to identify, measure, monitor and control all significant risks across various aspects of our company. Cybersecurity risk management processes are integrated into this program, given the increasing reliance on technology and potential of cyber threats. Our Chief Information Security Officer (“CISO”) is primarily responsible for our cybersecurity program and is a key member of the risk management function, reporting directly to our Chief Risk Officer (“CRO”).
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
To our knowledge, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations, or financial conditions. Our internal systems, processes, and controls are designed to mitigate and minimize potential losses resulting from cyber-attacks, however, there can be no assurance that our cybersecurity risk management program will be fully effective in protecting the confidentiality, integrity and availability of our information systems and our solutions. For further discussion of risks from cybersecurity threats, see Item 1A "Risk Factors" in the section titled “We are subject to certain risks in connection with our use of technology.”

Governance
Our Board of Directors considers cybersecurity risk as part of its risk management function and has delegated to the Enterprise Risk Committee oversight and governance of the technology program and the information security program, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. The Enterprise Risk Committee reviews our cybersecurity risk profile on a quarterly basis. Additionally, our CISO and our Chief Information Officer ("CIO") provide quarterly reports to the Enterprise Risk Committee regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes.
The Information Technology and Information Security sub-committee is a sub-committee of the management level Enterprise Risk Management Committee and is represented by managers within various departments and includes the CISO, the Chief Technology Officer ("CTO"), and the CIO and other key departmental managers throughout the entire company. This sub-committee meets quarterly to provide oversight of the technology management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. Meetings with key team leaders occur as required and in accordance with the IRP in order to facilitate timely informing and monitoring efforts. The Company's Executive Leadership Team meets monthly with the CISO, CIO, and CTO and reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at various meetings and responses to any actions taken to/from the Enterprise Risk Committee on a quarterly basis or more frequently as may be required by the IRP.
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
ITEM 2. PROPERTIES
As of December 31, 2025, we had a total of 107 properties consisting of 79 full-service branch offices and 28 other offices. We own six locations, and the remaining properties are leased. Our properties are located throughout the United States, however, the vast majority of which are located in California. Our headquarters, which we lease, is located at 11611 San Vicente Blvd., Suite 500, Los Angeles, CA 90049.
For additional information regarding properties of the Company, see "Note 6. Premises and Equipment, Net" in Item 8 of this Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
See "Note 13. Commitments and Contingencies" in Item 8 of this Form 10-K. That information is incorporated into this item by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Marketplace Designation and Holders
Our voting common stock is listed on the NYSE and is traded under the symbol “BANC.” As of February 13, 2026, and based on the records of our transfer agent, there were approximately 2,155 record holders of our voting common stock. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Our Class B non-voting common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. As of December 31, 2025, we had 477,321 shares of Class B non-voting common stock outstanding and held by three holders of record.
Our NVCE stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. As of December 31, 2025, we had 5,017,064 shares of NVCE stock outstanding and held by three holders of record.
As of December 31, 2025, we had 513,250 shares of preferred stock outstanding, all of which were shares of our 7.75% fixed rate reset non-cumulative perpetual preferred stock, Series F, liquidation amount $1,000 per share (“Series F Preferred Stock”). Depositary shares each representing 1/40th of a share of the Series F Preferred Stock are listed on the NYSE and traded under the symbol “BANC/PF.” The Series F Preferred Stock ranks senior to our common stock and NVCE stock in the payment of dividends and in the distribution of assets on any liquidation, dissolution or winding up of Banc of California, Inc.
Dividends
During the year ended December 31, 2025, the holding company paid dividends in the amount of $63.9 million to its common stockholders and $39.8 million to its preferred stockholders. The Bank paid dividends of $430.0 million to the holding company during the year ended December 31, 2025.
Repurchases of Common Stock
The following table presents stock repurchases we made during the fourth quarter of 2025:

Purchase Dates	Total Number of Share Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Program (2)	Maximum Dollar Value of Shares That May Yet to be Purchased Under the Program (2)
	(Dollars in thousands, except per share amounts)
October 1 - October 31, 2025	66	$17.49	—	$114,502
November 1 - November 30, 2025	3,743	$17.31	—	$114,502
December 1 - December 31, 2025	1,570	$19.83	—	$114,502
Total	5,379	$18.05	—
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

Five-Year Stock Performance Graph
The following chart and discussion are provided with this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed to be “soliciting materials” or “filed” with the SEC (other than as provided in Item 201) nor incorporated in future filings under the Securities Act or the Exchange Act, except if specifically referenced into a filing. The chart compares the yearly percentage change in the cumulative stockholder return on our common stock based on the closing price during the five years ended December 31, 2025, with (1) the Total Return Index for U.S. companies traded on The New York Stock Exchange (the “NYSE Composite Index”) and (2) the Total Return Index for KBW NASDAQ Regional Bank Stocks (the “KBW NASDAQ Regional Banking Index”). This comparison assumes $100 was invested on December 31, 2020, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. The chart is historical only and may not be indicative of possible future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Banc of California, Inc., the NYSE Composite Index, and KBW NASDAQ Regional Banking Index

$175
$150
$125
$100
$75
$50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period Ending
Banc of California, Inc.
NYSE Composite Index
KBW NASDAQ Regional Banking Index

___________________________________
* $100 invested on December 31, 2020 in stock or index, including reinvestment of dividends.

	Year Ended December 31,
Index	2020	2021	2022	2023	2024	2025
Banc of California, Inc.	$100.00	$135.08	$111.21	$96.71	$114.42	$146.52
NYSE Composite Index	100.00	120.68	109.39	124.46	144.12	169.62
KBW NASDAQ Regional Banking Index	100.00	136.64	127.17	126.67	143.39	152.71
ITEM 6.
Reserved.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion and analysis contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results or outcomes may differ materially from those in this discussion and analysis as a result of various factors, including but not limited to those discussed in "Risk Factors" in Item 1A of this Form 10-K.
For the discussion of the financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 3, 2025, which is incorporated herein by reference.
Overview
Banc of California, Inc., a Maryland corporation, was incorporated in March 2002 and serves as the holding company for its wholly owned subsidiary, Banc of California (the “Bank”), a California state-chartered bank and a member of the FRB. When we refer to the "parent" or the “holding company," we are referring to Banc of California, Inc., the parent company, on a stand-alone basis. When we refer to “we,” “us,” “our,” or the “Company,” we are referring to Banc of California, Inc. and its consolidated subsidiaries including the Bank, collectively. The Bank is one of the nation’s premier relationship-based business banks, providing banking and treasury management services to small, middle-market, and venture-backed businesses. The Bank offers a broad range of loan and deposit products and services through 79 full-service branches located throughout California and in Denver, Colorado, and Durham, North Carolina, as well as through regional offices nationwide. The Bank also provides full-service payment processing solutions to its clients and serves the Community Association Management industry nationwide with its technology-forward platform, SmartStreet™. The Bank is committed to its local communities by supporting organizations that provide financial literacy and job training, small business support, affordable housing, and more.
Presentation of Results – PacWest Bancorp Merger
On November 30, 2023, PacWest Bancorp merged with and into Banc of California, Inc. (the “Merger”), which remained the legal corporation and completed a $400 million equity capital raise. The Merger, an all-stock transaction, was treated as a reverse merger for accounting, making PacWest Bancorp the acquirer for financial reporting, though Banc of California, Inc. was the legal acquirer. Financial results before November 30, 2023, reflect only PacWest Bancorp and results for December 2023 included the combined company. The shares issued and outstanding, earnings per share, and all references to share quantities or metrics were retrospectively restated to reflect the Merger, and Banc of California, Inc, assets and liabilities were recorded at fair value as of the merger date. Refer to "Note 2. Business Combinations" in Item 8 of this Form 10-K for additional information on this merger.
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
During the year ended December 31, 2025, the Company repurchased a total of approximately 13.6 million shares of common and common equivalent stock for $185.5 million, at a weighted-average price of $13.59 per share. This included the repurchase of 2.7 million shares in the first quarter, 8.8 million in the second quarter, and 2.2 million in the third quarter of 2025. As of December 31, 2025, the Company had $114.5 million remaining under the stock repurchase authorization. For further information on the stock repurchase program, see "Note 21. Stockholders' Equity" in Item 8 of this Form 10-K.

Strategic Loan Sales
During the second quarter of 2025, the Company commenced a strategic loan sale process, reclassifying approximately $506.7 million of loans as HFS. While many of the loans sold had sufficient collateral values, they had attributes that drive credit migration, and as a result we commenced the sales process for these loans in the second quarter. As a result of the transfer, the Company recognized charge-offs totaling $36.9 million resulting in an incremental impact to provision expense of $26.3 million in the second quarter. The charge-off and provision impact reflects the estimated fair value based on active bids or other market inputs.
As of December 31, 2025, $292.0 million of these loans had been liquidated through the sale of $236.4 million of loans and the repayment of an additional $55.6 million prior to the sale. The Company recognized a loss of $0.4 million on the loans sold. As of December 31, 2025, $174.6 million of loans remained to be sold.
Key Performance Indicators
Among other factors, our operating results generally depend on the following key performance indicators:
The Level of Net Interest Income
NII is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. Net interest margin is NII (annualized if related to a non-annual period) expressed as a percentage of average interest-earning assets.
NII is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities, and our primary interest-bearing liabilities are deposits and borrowings. While our deposit balances will fluctuate depending on our customers’ liquidity and cash flow, market conditions, and competitive pressures, we seek to minimize the impact of these variances by attracting a high percentage of noninterest-bearing deposits. We continue to focus on growing granular relationship-based deposits as a key component of our core deposit strategy, which supports a stable funding base and strengthens our client franchise.
Loan and Lease Production
We actively seek new lending opportunities under an array of lending products. Our lending activities include real estate mortgage loans, real estate construction and land loans, commercial loans and leases, and a small amount of consumer lending. Our CRE loans and real estate construction loans are secured by a range of property types. Our commercial loans and leases portfolio is diverse and generally includes various asset-secured loans, lender finance loans, equipment-secured loans and leases, venture capital loans to support venture capital firms’ operations and the operations of entrepreneurial and venture-backed companies during the various phases of their early life cycles, warehouse loans, and secured business loans.
Our loan origination process emphasizes credit quality. To augment our internal loan production, we have purchased loans such as SFR mortgage loans, multi-family loans from other banks, and private student loans from third-party lenders. These loan purchases help us manage the concentrations in our portfolio as they diversify the geographic risk, interest-rate risk, credit risk, and product composition of our loan portfolio. Achieving net loan growth is subject to many factors, including maintaining strict credit standards, competition from other lenders, and borrowers that opt to prepay loans.
The Magnitude of Credit Losses
We emphasize credit quality in originating and monitoring our loans and leases, and we measure our success by the levels of our classified loans and leases, nonaccrual loans and leases, and net charge-offs. We maintain an ACL on loans and leases, which is the sum of the ALLL and the reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off-balance sheet credit exposures. Loans and leases that are deemed uncollectable are charged off and deducted from the ALLL. Recoveries on loans and leases previously charged off are added to the ALLL. The provision for credit losses on the loan and lease portfolio is based on our allowance methodology, which considers the impact of assumptions and is reflective of historical experience, economic forecasts viewed to be reasonable and supportable by management, the current loan and lease composition, and relative credit risks known as of the balance sheet date. For originated and acquired credit-deteriorated loans, a provision for credit losses may be recorded to reflect credit deterioration after the origination date or after the acquisition date, respectively.

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
The Level of Noninterest Expense
Our noninterest expense includes fixed and controllable overhead, the largest components of which are compensation expense, customer related expense, information technology and data processing expense, and occupancy expense. Customer related expenses are primarily ECRs payments to customers and are mostly driven by the HOA business. ECRs are rate-sensitive and fluctuate in response to changes in the federal funds rate. Additionally, noninterest expense includes insurance and assessments, intangible asset amortization, leased equipment depreciation, other professional services, loan expenses, acquisition, integration and organization costs, and other expense. We monitor our efficiency ratio as a key measure of operational performance.
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
Our significant accounting policies and practices are described in "Note 1. Nature of Operations and Summary of Significant Accounting Policies" in Item 8 of this form 10-K. We have identified two policies and estimates as being critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the ACL on loans and leases HFI and the realization of deferred tax assets and liabilities.
Allowance for Credit Losses on Loans and Leases Held for Investment
The ACL represents management’s estimate of current expected credit losses on loans and leases HFI and related unfunded loan commitments. The ACL is evaluated quarterly and reflects management’s judgment based on historical loss experience, current conditions, and reasonable and supportable forecasts. A detailed description of the Company’s accounting policies and methodology is included in the " Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment" in Item 7 and "Note 1. Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans and Leases Held for Investment" in Item 8 of this Form 10-K.
The ACL is sensitive to change in macroeconomic conditions and management's forward-looking assumptions. Management considers multiple economic scenarios to address forecast uncertainty, and changes in the economic outlook, portfolio composition, risk rating migration, and unfunded commitment levels may result in period-to-period volatility in the ACL.

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
We use the following non-GAAP measures:return on average tangible common equity, tangible common equity ratio, efficiency ratio, adjusted return on average tangible common equity, adjusted net earnings, adjusted diluted earnings per share, and adjusted return on average assets. Given that the use of these measures is prevalent among banking regulators, investors, and analysts, we disclose them in addition to the related GAAP measures of return on average equity, stockholders' equity to assets ratio, noninterest expense to total revenue, and return on average assets, respectively. The reconciliations of these non-GAAP measures to the GAAP measures are presented in the following tables for and as of the periods presented.

		Year Ended December 31,
Return on Average Tangible Common Equity ("ROATCE")		2025	2024	2023
		(Dollars in thousands)
Net earnings (loss)		$228,973	$126,888	$(1,899,137)

Earnings (loss) before income taxes			$168,654	$(2,211,338)
Add:	Goodwill impairment		—	1,376,736
Add:	Intangible asset amortization		33,143	11,419
Adjusted earnings (loss) before income taxes for ROATCE			201,797	(823,183)
Adjusted income tax expense (benefit) (1)			49,965	(116,233)

Adjustments:
	Intangible asset amortization	28,267
	Tax impact of adjustment above (1)	(7,593)
	Adjustment to net earnings	20,674

Adjusted net earnings (loss) for ROATCE		249,647	151,832	(706,950)
Less:	Preferred stock dividends	39,788	39,788	39,788
Adjusted net earnings (loss) available to
common and equivalent stockholders for ROATCE		$209,859	$112,044	$(746,738)

Average stockholders' equity		$3,471,278	$3,431,364	$2,994,428
Less:	Average goodwill and intangible assets	333,815	356,960	379,005
Less:	Average preferred stock	498,516	498,516	498,516
Average tangible common equity		$2,638,947	$2,575,888	$2,116,907

Return on average equity (2)		6.60%	3.70%	(63.42)%
Return on average tangible common equity (3)		7.95%	4.35%	(35.27)%
____________________________________________________
(1)     Effective tax rate of 26.86%, 24.76%, and 14.12% for the years ended December 31, 2025, 2024, and 2023.
(2)     Net earnings (loss) divided by average stockholders' equity.
(3)     Adjusted net earnings (loss) available to common and equivalent stockholders for ROATCE divided by average tangible common equity.

	December 31,
Tangible Common Equity Ratio	2025	2024	2023
	(Dollars in thousands, except per share data)
Stockholders’ equity	$3,541,277	$3,499,949	$3,390,765
Less: Preferred stock	498,516	498,516	498,516
Total common equity	3,042,761	3,001,433	2,892,249
Less: Goodwill and intangible assets	319,808	347,465	364,104
Tangible common equity	$2,722,953	$2,653,968	$2,528,145

Total assets	$34,797,442	$33,542,864	$38,534,064
Less: Goodwill and intangible assets	319,808	347,465	364,104
Tangible assets	$34,477,634	$33,195,399	$38,169,960

Total stockholders' equity to total assets ratio	10.18%	10.43%	8.80%
Tangible common equity ratio (1)	7.90%	7.99%	6.62%
_________________________________________________________________
(1)    Tangible common equity divided by tangible assets.

	Year Ended December 31,
Efficiency Ratio	2025	2024	2023

Noninterest expense (1)	$735,850	$791,740	$2,458,181
Less: Intangible asset amortization	(28,267)	(33,143)	(11,419)
Less: Acquisition, integration, and reorganization costs	—	14,183	(142,633)
Less: Goodwill impairment	$—	$—	$(1,376,736)
Noninterest expense used for efficiency ratio	$707,583	$772,780	$927,393

Net interest income	$977,386	$926,050	$747,128
Noninterest income (loss)	142,139	77,145	(448,285)
Total revenue	1,119,525	1,003,195	298,843
Add: Loss on sale of securities	—	60,400	442,413
Total revenue used for efficiency ratio	$1,119,525	$1,063,595	$741,256

Noninterest expense to total revenue	65.73%	78.92%	822.57%
Efficiency ratio (2)	63.20%	72.66%	125.11%
_______________________________________
(1)    Includes customer related expense of $105.4 million, $129.5 million, and $124.1 million for the years ended December 31, 2025, 2024, and 2023.
(2)    Noninterest expense used for efficiency ratio divided by total revenue used for efficiency ratio.

Adjusted Return on Average	Year Ended December 31,
Tangible Common Equity ("ROATCE")	2025	2024	2023
	(Dollars in thousands)
Net earnings (loss)	$228,973	$126,888	$(1,899,137)

Earnings (loss) before income taxes		$168,654	$(2,211,338)
Add: Intangible asset amortization		33,143	11,419
Add: Goodwill impairment		—	1,376,736
Add: FDIC special assessment		4,814	32,746
Add: Loss on sale of securities		59,946	442,413
Less: Acquisition, integration, and reorganization costs		(510)	142,633
Add: Loan fair value loss adjustments		—	170,971
Add: Unfunded commitments fair value loss adjustments		—	106,767
Adjusted earnings before income taxes used for adjusted ROATCE		266,047	72,347
Adjusted income tax expense (1)		65,873	10,215

Adjustments:
Intangible asset amortization	28,267
Provision for credit losses related to transfer of loans to held for sale	26,289
Total adjustments	54,556
Tax impact of adjustments above (1)	(14,654)
Income tax related adjustments	9,792
Adjustments to net earnings	49,694

Adjusted net earnings for adjusted ROATCE	278,667	200,174	62,132
Less: Preferred stock dividends	39,788	39,788	39,788
Adjusted net earnings available to common and equivalent
stockholders for adjusted ROATCE	$238,879	$160,386	$22,344

Average stockholders' equity	$3,471,278	$3,431,364	$2,994,428
Less: Average goodwill and intangible assets	333,815	356,960	379,005
Less: Average preferred stock	498,516	498,516	498,516
Average tangible common equity	$2,638,947	$2,575,888	$2,116,907

Adjusted ROATCE(2)	9.05%	6.23%	1.06%
_________________________________________________________________
(1)    Effective tax rates of 26.86%, 24.76%, and 14.12% used for the years ended December 31, 2025, 2024, and 2023.
(2)    Adjusted net earnings available to common and equivalent stockholders for adjusted ROATCE divided by average tangible common equity.

Adjusted Net Earnings, Net Earnings
Available to Common and Equivalent	Year Ended December 31,
Stockholders, Diluted EPS, and ROAA	2025	2024	2023
	(Dollars in thousands)
Net earnings (loss)	$228,973	$126,888	$(1,899,137)

Earnings (loss) before income taxes		$168,654	$(2,211,338)
Add: FDIC special assessment		4,814	32,746
Add: Loss on sale of securities		59,946	442,413
Less: Acquisition, integration, and reorganization costs		(510)	142,633
Add: Loan fair value loss adjustments		—	170,971
Add: Unfunded commitments fair value loss adjustments		—	106,767
Add: Goodwill impairment		—	1,376,736
Adjusted earnings before income taxes		232,904	60,928
Adjusted income tax expense (1)		57,667	8,603

Adjustments:
Provision for credit losses related to transfer of loans to held for sale	26,289
Tax impact of adjustments above (1)	(7,061)
Income tax related adjustments	9,792
Adjustments to net earnings	29,020

Adjusted net earnings	257,993	175,237	52,325
Less: Preferred stock dividends	39,788	39,788	39,788
Adjusted net earnings available to common and equivalent stockholders	$218,205	$135,449	$12,537

Weighted average diluted common shares outstanding	161,724	168,684	85,394
Diluted earnings (loss) per common share	$1.17	$0.52	$(22.71)
Adjusted diluted earnings per common share (2)	$1.35	$0.80	$0.15

Average total assets	$33,665,738	$35,333,488	$40,293,380
Return on average assets (ROAA") (3)	0.68%	0.36%	(4.71)%
Adjusted ROAA (4)	0.77%	0.50%	0.13%
_________________________________________________________________
(1)    Effective tax rates of 26.86%, 24.76%, and 14.12% used for the years ended December 31, 2025, 2024, and 2023.
(2)    Adjusted net earnings available to common and equivalent stockholders divided by weighted average diluted common shares outstanding.
(3)    Net earnings (loss) divided by average assets.
(4)    Adjusted net earnings divided by average assets.

Results of Operations
Earnings Performance
The following table presents performance metrics for the years indicated:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Earnings Summary:
Interest income	$1,676,653	$1,812,705	$1,971,000
Interest expense	(699,267)	(886,655)	(1,223,872)
Net interest income	977,386	926,050	747,128
Provision for credit losses	(70,600)	(42,801)	(52,000)
Noninterest income (loss)	142,139	77,145	(448,285)
Operating expense	(735,850)	(805,923)	(938,812)
Acquisition, integration and reorganization costs	—	14,183	(142,633)
Goodwill impairment	—	—	(1,376,736)
Earnings (loss) before income taxes	313,075	168,654	(2,211,338)
Income tax (expense) benefit	(84,102)	(41,766)	312,201
Net earnings (loss)	228,973	126,888	(1,899,137)
Preferred stock dividends	(39,788)	(39,788)	(39,788)
Net earnings (loss) available to common and equivalent stockholders	$189,185	$87,100	$(1,938,925)

Per Common Share Data:
Diluted earnings (loss) per share (1)	$1.17	$0.52	$(22.71)
Adjusted diluted earnings per share (2)	$1.35	$0.80	$0.15

Performance Ratios:
Return on average assets	0.68%	0.36%	(4.71)%
Adjusted return on average assets (2)	0.77%	0.50%	0.13%
Return on average equity	6.60%	3.70%	(63.42)%
Return on average tangible common equity (2)	7.95%	4.35%	(35.27)%
Adjusted return on average tangible common equity (2)	9.05%	6.23%	1.06%
Net interest margin	3.15%	2.85%	1.98%
Yield on average loans and leases	5.93%	6.11%	5.92%
Cost of average total deposits	2.05%	2.52%	2.61%
Noninterest expense to total revenue (3)	65.73%	78.92%	822.57%
Efficiency ratio (2)	63.20%	72.66%	125.11%

Capital Ratios (consolidated):
Common equity tier 1 capital ratio	10.01%	10.55%	10.14%
Tier 1 capital ratio	12.34%	12.97%	12.44%
Total capital ratio	16.31%	17.05%	16.43%
Tier 1 leverage capital ratio	9.99%	10.15%	9.00%
Risk-weighted assets	$26,997,617	$25,976,675	$27,338,852
_____________________________
(1)    Shares include non-voting common stock equivalents that are participating securities.
(2)    See "Non-GAAP Financial Measures" in Item 7 of this Form 10-K.
(3)    Total revenue equals the sum of NII and noninterest income.

Net Interest Income and Net Interest Margin
The following table summarizes the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities for the years indicated:

	Year Ended December 31,
	2025			2024			2023
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)(2)	$24,300,808	$1,440,397	5.93%	$24,569,650	$1,501,534	6.11%	$25,330,351	$1,498,701	5.92%
Investment securities	4,782,267	153,326	3.21%	4,686,615	140,794	3.00%	6,827,059	174,996	2.56%
Deposits in financial institutions	1,937,775	82,930	4.28%	3,226,658	170,377	5.28%	5,746,858	299,647	5.21%
Total interest‑earning assets (1)	31,020,850	1,676,653	5.40%	32,482,923	1,812,705	5.58%	37,904,268	1,973,344	5.21%
Other assets	2,644,888			2,850,565			2,389,112
Total assets	$33,665,738			$35,333,488			$40,293,380

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$7,732,697	204,070	2.64%	$7,714,920	240,913	3.12%	$6,992,888	220,735	3.16%
Money market	5,231,379	122,889	2.35%	5,164,566	138,176	2.68%	6,724,296	190,027	2.83%
Savings	1,954,354	49,186	2.52%	2,005,513	66,421	3.31%	1,051,117	30,978	2.95%
Time	4,568,180	182,295	3.99%	5,714,821	270,474	4.73%	6,840,920	306,683	4.48%
Total interest-bearing deposits	19,486,610	558,440	2.87%	20,599,820	715,984	3.48%	21,609,221	748,423	3.46%
Borrowings	1,599,469	78,761	4.92%	1,838,819	104,398	5.68%	7,068,826	416,744	5.90%
Subordinated debt	947,709	62,066	6.55%	939,528	66,273	7.05%	875,621	58,705	6.70%
Total interest‑bearing liabilities	22,033,788	699,267	3.17%	23,378,167	886,655	3.79%	29,553,668	1,223,872	4.14%
Noninterest‑bearing demand deposits	7,698,015			7,829,976			7,072,334
Other liabilities	462,657			693,981			672,950
Total liabilities	30,194,460			31,902,124			37,298,952
Stockholders’ equity	3,471,278			3,431,364			2,994,428
Total liabilities and stockholders' equity	$33,665,738			$35,333,488			$40,293,380
Net interest income (1)		$977,386			$926,050			$749,472
Net interest rate spread (1)			2.23%			1.79%			1.07%
Net interest margin (1)			3.15%			2.85%			1.98%

Total deposits (3)	$27,184,625	$558,440	2.05%	$28,429,796	$715,984	2.52%	$28,681,555	$748,423	2.61%
Total funds (4)	$29,731,803	$699,267	2.35%	$31,208,143	$886,655	2.84%	$36,626,002	$1,223,872	3.34%
_____________________
(1)    In 2023, a $2.3 million adjustment was made to account for tax-exempt income generated from loans, using a federal statutory rate of 21% for the adjustment.
(2)    Total loans are net of deferred fees, related direct costs, and premiums and discounts, but exclude the allowance for loan losses. Includes net loan discount accretion of $64.2 million, $88.0 million and $9.7 million for the years ended 2025 and 2024 and 2023, respectively.
(3)    Total deposits is the sum of total interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.
(4)    Total funds is the sum of total interest-bearing liabilities and noninterest-bearing demand deposits. The cost of total funds is calculated as annualized total interest expense divided by average total funds.

NII is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume change.” NII is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change.” Any changes that are not solely due to either volume or rate are allocated in proportion to the percentage changes in average volume and average rate.
The following table presents changes in interest income and interest expense and related changes in rate and volume for the years indicated:

	2025 Compared to 2024			2024 Compared to 2023
	Total	Increase (Decrease)		Total	Increase (Decrease)
	Increase	Due to		Increase	Due to
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(In thousands)
Interest Income:
Loans and leases (1)	$(61,137)	$(44,579)	$(16,558)	$2,833	$47,993	$(45,160)
Investment securities	12,532	9,703	2,829	(34,202)	26,694	(60,896)
Deposits in financial institutions	(87,447)	(28,126)	(59,321)	(129,270)	3,964	(133,234)
Total interest income (1)	(136,052)	(63,002)	(73,050)	(160,639)	78,651	(239,290)

Interest Expense:
Interest checking deposits	(36,843)	(37,393)	550	20,178	(2,780)	22,958
Money market deposits	(15,287)	(17,075)	1,788	(51,851)	(9,644)	(42,207)
Savings deposits	(17,235)	(15,571)	(1,664)	35,443	4,199	31,244
Time deposits	(88,179)	(38,633)	(49,546)	(36,209)	16,378	(52,587)
Total interest-bearing deposits	(157,544)	(108,672)	(48,872)	(32,439)	8,153	(40,592)
Borrowings	(25,637)	(12,995)	(12,642)	(312,346)	(14,986)	(297,360)
Subordinated debt	(4,207)	(4,774)	567	7,568	3,157	4,411
Total interest expense	(187,388)	(126,441)	(60,947)	(337,217)	(3,676)	(333,541)

Net interest income (1)	$51,336	$63,439	$(12,103)	$176,578	$82,327	$94,251
_____________________
(1)    In 2023, a $2.3 million adjustment was made to account for tax-exempt income generated from loans, using a federal statutory rate of 21% for the adjustment.
2025 Compared to 2024
NII increased by $51.3 million to $977.4 million for the year ended December 31, 2025 from $926.1 million for the year ended December 31, 2024 attributable primarily to the following:
•A decrease of $157.5 million in interest expense on deposits due primarily to lower interest paid on interest-bearing deposits as a result of deposit rate repricing driven by the federal funds rate cuts of 100 basis points in the second half of 2024 and 75 basis points in the second half of 2025 and lower average balances including the paydown of brokered deposits.
•A decrease of $25.6 million in interest expense on borrowings driven by lower average balances resulting from the payoff of higher-cost borrowings in 2024, which were partially replaced with lower-cost long-term FHLB advances and lower market interest rates.
•An increase of $12.5 million in interest income from investment securities reflecting the benefits from 2024 balance sheet repositioning actions and reinvestment in higher-yield securities.
This was offset partially by:
•A decrease of $87.4 million in interest income from deposits in financial institutions driven by lower balances, as we maintained a lower cash target level and lower market interest rates.
•A decrease of $61.1 million in interest income from loans due primarily to lower market interest rates reflective of federal funds rate cuts, lower average balances attributable mainly to our July 2024 sale of $1.95 billion of Civic loans, and by lower net loan discount accretion income.

The net interest margin was 3.15% for the year ended December 31, 2025, up 30 basis points from 2.85% for the year ended December 31, 2024. The year-over-year improvement was primarily driven by a 49 basis point decrease in the average total cost of funds to 2.35%, offset by an 18 basis point decrease in the average yield on interest-earning assets to 5.40%.
The average total cost of funds decreased by 49 basis points to 2.35%, driven mainly by lower market interest rates. The average cost of deposits declined by 47 basis points to 2.05%, reflecting the impact of federal funds rate cuts in the second half of 2024 and second half of 2025. Average total deposits decreased by $1.2 billion year over year, including a $1.1 billion reduction in average interest-bearing deposits and a $132.0 million decrease in average noninterest-bearing deposits. Despite the decline, average noninterest-bearing deposits represented 28.3% of average total deposits for the year ended December 31, 2025, up from 27.5% for the comparable period in 2024. The average cost of borrowings also decreased by 76 basis points to 4.92%, reflecting the paydown of higher-cost borrowings in the prior year and their replacement with lower-cost long-term FHLB advances.
The average yield on interest-earning assets declined by 18 basis points to 5.40%, due primarily to an 18 basis point decline in the average yield on loans and leases.
Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases HFI, AFS debt securities, and HTM debt securities as well as information regarding credit quality metrics for the years indicated:

	Year Ended December 31,
		Increase		Increase
	2025	(Decrease)	2024	(Decrease)	2023
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for loan and lease losses	$64,780	$21,280	$43,500	$(70,000)	$113,500
Addition to (reduction in) reserve for unfunded loan commitments	5,850	6,350	(500)	61,000	(61,500)
Total loan-related provision	70,630	27,630	43,000	(9,000)	52,000
Addition to (reduction in) allowance for AFS securities	775	974	(199)	(199)	—
Reduction in allowance for HTM securities	(805)	(805)	—	—	—
Total securities-related provision	(30)	169	(199)	(199)	—
Total provision for credit losses	$70,600	$27,799	$42,801	$(9,199)	$52,000

Credit Quality Metrics:
Net charge-offs on loans and leases HFI (1)	$58,528	$(27,299)	$85,827	$27,659	$58,168
Net charge-offs to average loans and leases	0.24%		0.35%		0.23%
At year-end:
Allowance for credit losses	$280,533	$12,102	$268,431	$(42,827)	$311,258
Allowance for credit losses to loans and leases HFI	1.12%		1.13%		1.22%
Allowance for credit losses to nonaccrual loans and leases HFI	176.25%		141.57%		497.80%
Nonaccrual loans and leases HFI	$159,168	$(30,437)	$189,605	$127,078	$62,527
Nonaccrual loans and leases HFI to loans and leases HFI	0.64%		0.80%		0.25%
______________________
(1)    See " Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment" in Item 7 of this Form 10-K for detail of charge-offs and recoveries by loan portfolio segment, class, and subclass for the years presented.
Provisions for credit losses are charged to earnings for both on and off‑balance sheet credit exposures. The provisions for credit losses on our loans and leases HFI, AFS debt securities, and HTM debt securities are based on our allowance methodologies and are expenses that, in our judgment, are required to maintain an appropriate ACL for these assets.

2025 Compared to 2024
The provision for credit losses was $70.6 million for the year ended December 31, 2025 compared to $42.8 million for the year ended December 31, 2024. The provision for 2025 included a provision for loan losses of $64.8 million and a provision for unfunded loan commitments of $5.9 million. The provision for credit losses for 2025 included $26.3 million related to loans transferred to HFS in the second quarter of 2025 in connection with a strategic loan sale. The remaining increase in the provision for loan losses and unfunded loan commitments was primarily driven by net charge-off activity experienced in the first half of the year, with additional impacts from changes in loan risk ratings, and higher unfunded commitments. These were offset partially by lower qualitative reserves, lower specific reserves, and a favorable shift in the portfolio mix due to growth in loan segments with lower expected credit losses.
The provision for loan losses and unfunded commitment for 2024 primarily included a $43.5 million provision for loan losses and a $0.5 million reversal of the provision for unfunded loan commitments. The provision for 2024 was driven mainly by net-charge-off activity during the year.
Certain circumstances may lead to increased provisions for credit losses on loans and leases in the future. Examples of such circumstances include an increased amount of classified and/or nonaccrual loans and leases, net loan and lease and unfunded commitment growth, and changes in economic conditions and forecasts. Changes in economic conditions and forecasts include the rate of economic growth, the unemployment rate, the rate of inflation, changes in the general level of interest rates, changes in real estate values, and adverse conditions in borrowers’ businesses.
For information regarding the allowance for credit losses on loans and leases HFI and HTM securities, see “Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases sections” in Item 7, "Note 1. Nature of Operations and Summary of Significant Accounting Policies," and "Note 5. Loans and Leases" in Item 8 of this Form 10-K.
Noninterest Income (Loss)
The following table summarizes noninterest income (loss) by category for the years indicated:

	Year Ended December 31,
		Increase		Increase
Noninterest Income (Loss)	2025	(Decrease)	2024	(Decrease)	2023
	(In thousands)
Leased equipment income	$47,717	$(3,392)	$51,109	$(12,058)	$63,167
Other commissions and fees	38,637	5,379	33,258	(4,828)	38,086
Service charges on deposit accounts	19,146	563	18,583	2,115	16,468
(Loss) gain on sale of loans and leases	(115)	(760)	645	161,991	(161,346)
Loss on sale of securities	—	60,400	(60,400)	382,013	(442,413)
Dividends and gains on equity investments	7,992	10	7,982	(7,749)	15,731
Warrant income (loss)	1,726	1,318	408	1,126	(718)
LOCOM HFS adjustment	(9)	(224)	215	8,676	(8,461)
Other income	27,045	1,700	25,345	(5,856)	31,201
Total noninterest income (loss)	$142,139	$64,994	$77,145	$525,430	$(448,285)
2025 Compared to 2024
Noninterest income increased by $65.0 million to $142.1 million for the year ended December 31, 2025 from $77.1 million for the year ended December 31, 2024. The prior year period included a $59.9 million loss on the sale of $742 million of securities executed as part of a balance sheet repositioning initiative.

Noninterest Expense
The following table summarizes noninterest expense by category for the years indicated:

	Year Ended December 31,
		Increase		Increase
Noninterest Expense	2025	(Decrease)	2024	(Decrease)	2023
	(In thousands)
Compensation	$349,506	$8,110	$341,396	$9,043	$332,353
Customer related expense	105,425	(24,046)	129,471	5,367	124,104
Occupancy	60,624	(7,369)	67,993	6,325	61,668
Information technology and data processing	55,458	(4,960)	60,418	8,613	51,805
Insurance and assessments	32,750	(38,029)	70,779	(64,887)	135,666
Intangible asset amortization	28,267	(4,876)	33,143	21,724	11,419
Leased equipment depreciation	26,393	(2,878)	29,271	(4,972)	34,243
Other professional services	23,087	2,230	20,857	(3,766)	24,623
Loan expense	16,372	(934)	17,306	(3,152)	20,458
Other	37,968	2,679	35,289	(107,184)	142,473
Total operating expense	735,850	(70,073)	805,923	(132,889)	938,812
Acquisition, integration and reorganization costs	—	14,183	(14,183)	(156,816)	142,633
Goodwill impairment	—	—	—	(1,376,736)	1,376,736
Total noninterest expense	$735,850	$(55,890)	$791,740	$(1,666,441)	$2,458,181
2025 Compared to 2024
Noninterest expense decreased by $55.9 million to $735.9 million for the year ended December 31, 2025 from $791.7 million for the year ended December 31, 2024. The decrease was due mainly to lower insurance and assessments expense of $38.0 million, lower customer related expense of $24.0 million, and lower occupancy expense of $7.4 million, offset partially by $14.2 million in acquisition, integration and reorganization costs from 2024 that did not recur. Insurance and assessments expense decreased due primarily to incremental FDIC special assessments recorded in 2024, which reflected higher assessment rates. Customer related expense decreased due to lower earnings credit rate expenses, driven by the lower federal funds rate. Occupancy expense decreased as a result of cost savings from branch consolidations following the PacWest Bancorp merger. Acquisition, integration and reorganization costs of $14.2 million in 2024 reflected adjustments to the merger-related accruals, as actual expenses were lower than previously estimated.
Income Taxes
2025 Compared to 2024
The effective tax rates were 26.9% and 24.8% for the years ended December 31, 2025 and 2024, respectively. The Company's 2025 blended statutory tax rate for federal and state was 27.7%. The higher 2025 effective tax rate was due primarily to a one-time non-cash tax expense recorded in the second quarter of 2025 for the DTA revaluation resulting from the California state tax changes passed as part of the 2025 California budget enacted on June 30, 2025 and effective retroactively to January 1, 2025. For further information on income taxes, see "Note 16. Income Taxes" in Item 8 of this Form 10-K.

Balance Sheet Analysis
The following table provides a summary of our balance sheet highlights as of the dates indicated:

	December 31,		Increase
Balance Sheet Highlights	2025	2024	(Decrease)
	(In thousands)
Cash and cash equivalents	$2,307,965	$2,502,212	$(194,247)
Securities available-for-sale	2,454,058	2,246,839	207,219
Securities held-to-maturity	2,308,636	2,306,149	2,487
Loans HFS	182,936	26,331	156,605
Loans and leases HFI	25,032,679	23,781,663	1,251,016
Total assets	34,797,442	33,542,864	1,254,578

Noninterest-bearing deposits	$7,822,787	$7,719,913	$102,874
Total deposits	27,843,357	27,191,909	651,448
Borrowings	2,063,819	1,391,814	672,005
Subordinated debt	952,740	941,923	10,817
Total liabilities	31,256,165	30,042,915	1,213,250
Total stockholders' equity	3,541,277	3,499,949	41,328
During the second quarter of 2025, as part of our strategic loan sale process, we reclassified approximately $506.7 million of loans as HFS. During the third quarter of 2024, as part of our balance sheet repositioning strategy, we sold $1.95 billion of Civic loans, generating $1.91 billion in net proceeds. This sale provided capital to reposition part of our AFS securities portfolio and reduce higher-cost brokered deposits and borrowings. We sold approximately $742 million of securities with a weighted average yield of 2.94% resulting in a pre-tax loss of $59.9 million and purchased $724 million of similar quality securities with a weighted average yield of 5.65%. The liabilities that were paid off included $1.85 billion of brokered deposits with an average cost of 5.35% at the time of retirement and the remaining $545.0 million in Bank Term Funding Program balance with a rate of 5.40%. We replaced a portion of these higher-cost fundings with the addition of a $500 million long-term FHLB advance with a rate of 3.18%. These balance sheet repositioning actions that we executed resulted in net interest margin expansion and improved both our capital and liquidity.

Securities Available-for-Sale
The following table presents the composition and durations of our AFS securities as of the dates indicated:

	December 31,
	2025			2024
	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency residential CMOs	$871,624	36%	2.3	$446,631	20%	3.2
Agency residential MBS	834,085	34%	7.6	861,840	38%	7.6
Private label residential CMOs	228,975	9%	4.4	316,910	14%	3.9
Collateralized loan obligations	200,822	8%	—	279,416	12%	0.3
Corporate debt securities	241,596	10%	1.0	257,712	12%	1.4
Agency commercial MBS	50,966	2%	3.2	51,564	2%	1.9
Asset-backed securities	13,249	1%	0.1	15,600	1%	0.1
Private label commercial MBS	9,279	—%	3.1	12,372	1%	3.6
SBA securities	3,462	—%	3.0	4,200	—%	3.2
Municipal securities	—	—%	—	594	—%	3.7
Total securities available-for-sale	$2,454,058	100%	4.0	$2,246,839	100%	4.4
AFS securities increased by $0.2 billion during the year ended December 31, 2025 to $2.5 billion at December 31, 2025 compared to $2.2 billion at December 31, 2024, due primarily to purchases of $605.4 million and a $88.2 million increase in the fair value of AFS securities due to higher interest rates, offset partially by $478.7 million of principal paydowns and $6.9 million of net amortization.
As of December 31, 2025, AFS securities had aggregate unrealized net after-tax losses in AOCI of $136.6 million compared to $200.1 million at December 31, 2024.
The following table presents a summary of contractual rates and contractual maturities of our AFS securities as of the date indicated:

			Due After		Due After
	Due		One Year		Five Years
	Within		Through		Through		Due After
	One Year		Five Years		Ten Years		Ten Years		Total
	Fair		Fair		Fair		Fair		Fair
December 31, 2025	Value	Rate(1)	Value	Rate(1)	Value	Rate(1)	Value	Rate(1)	Value	Rate(1)
	(Dollars in thousands)
Agency residential CMOs	$—	—%	$—	—%	$13,792	4.94%	$857,832	4.68%	$871,624	4.68%
Agency residential MBS	—	—%	—	—%	—	—%	834,085	3.33%	834,085	3.33%
Private label residential CMOs	—	—%	—	—%	—	—%	228,975	4.08%	228,975	4.08%
Collateralized loan obligations	—	—%	208	5.97%	93,793	5.69%	106,821	5.37%	200,822	5.52%
Corporate debt securities	10,750	8.16%	47,033	7.37%	183,813	5.31%	—	—%	241,596	5.83%
Agency commercial MBS	—	—%	40,193	3.77%	—	—%	10,773	4.14%	50,966	3.85%
Asset-backed securities	—	—%	—	—%	—	—%	13,249	5.08%	13,249	5.08%
Private label commercial MBS	—	—%	—	—%	5,638	3.08%	3,641	2.62%	9,279	2.90%
SBA securities	—	—%	—	—%	3,462	3.06%	—	—%	3,462	3.06%
Total securities available-for-sale	$10,750	8.16%	$87,434	5.71%	$300,498	5.34%	$2,055,376	4.10%	$2,454,058	4.33%
_______________________________________
(1)    Rates presented are weighted average rates. Rates on tax-exempt securities are contractual rates and are not presented on a tax-equivalent basis.

Securities Held-to-Maturity
The following table presents the composition and durations of our HTM securities as of the dates indicated:

	December 31,
	2025			2024
	Amortized	% of	Duration	Amortized	% of	Duration
Security Type	Cost	Total	(in years)	Cost	Total	(in years)
	(Dollars in thousands)
Municipal securities (1)	$1,237,792	54%	7.5	$1,251,364	55%	8.0
Agency commercial MBS	447,283	19%	5.1	440,476	19%	5.9
Private label commercial MBS	360,382	16%	4.8	355,342	15%	5.6
U.S. Treasury securities	193,022	8%	5.0	189,985	8%	5.9
Corporate debt securities	70,852	3%	4.0	70,482	3%	4.0
Total securities held-to-maturity	$2,309,331	100%	6.3	$2,307,649	100%	7.0
_______________________________________
(1)    As of December 31, 2025, our municipal securities are geographically concentrated primarily in California at 26%, Texas at 23%, and Washington at 15% of total municipal securities based on amortized cost.
As of December 31, 2025, HTM securities had aggregate unrealized net after-tax losses in AOCI of $133.4 million remaining from the balance established at the time of the AFS to HTM transfer, compared to $157.9 million at December 31, 2024.
The following table presents a summary of contractual rates and contractual maturities of our HTM securities as of the date indicated:

			Due After		Due After
	Due		One Year		Five Years
	Within		Through		Through		Due After
	One Year		Five Years		Ten Years		Ten Years		Total
	Amortized		Amortized		Amortized		Amortized		Amortized
December 31, 2025	Cost	Rate(1)	Cost	Rate(1)	Cost	Rate(1)	Cost	Rate(1)	Cost	Rate(1)
	(Dollars in thousands)
Municipal securities	$—	—%	$149,636	1.78%	$380,067	2.19%	$708,089	3.78%	$1,237,792	3.05%
Agency commercial MBS	—	—%	69,306	1.46%	377,977	2.07%	—	—%	447,283	1.97%
Private label commercial MBS	—	—%	—	—%	37,304	2.93%	323,078	2.70%	360,382	2.72%
U.S. Treasury securities	—	—%	—	—%	193,022	1.22%	—	—%	193,022	1.22%
Corporate debt securities	—	—%	—	—%	53,719	5.13%	17,133	4.78%	70,852	5.04%
Total securities held-to-maturity	$—	—%	$218,942	1.68%	$1,042,089	2.14%	$1,048,300	3.46%	$2,309,331	2.70%
_______________________________________
(1)    Rates presented are weighted average rates. Rates on tax-exempt securities are contractual rates and are not presented on a tax-equivalent basis.

Loans Held for Sale
As part of our management of the loans held in our portfolio, on occasion we will transfer loans from HFI to HFS. At December 31, 2025, the loans HFS balance totaled $183 million compared to $26 million at December 31, 2024. The increase is primarily due to transfers of $495 million to HFS, offset partially by loan sales totaling $262 million during the year.

Loans and Leases Held for Investment
The following table presents the composition of our total loans and leases HFI by loan portfolio segment, class, and subclass as of the dates indicated:

	December 31,
	2025		2024
		% of		% of
	Balance	Total	Balance	Total
	(Dollars in thousands)
Real Estate Mortgage:
Commercial real estate	$3,259,164	13%	$3,540,612	15%
SBA program	666,424	3%	630,412	2%
Hotel	389,049	1%	407,748	2%
Total commercial real estate mortgage	4,314,637	17%	4,578,772	19%
Multi-family	6,089,417	24%	6,041,713	26%
Residential mortgage	3,307,427	14%	2,682,667	11%
Investor-owned residential	32,567	—%	102,778	1%
Residential renovation	6,739	—%	21,729	—%
Total other residential real estate mortgage	3,346,733	14%	2,807,174	12%
Total real estate mortgage	13,750,787	55%	13,427,659	57%
Real Estate Construction and Land:
Commercial	379,387	2%	799,131	3%
Residential	1,568,240	6%	2,373,162	10%
Total real estate construction and land (1)	1,947,627	8%	3,172,293	13%
Total real estate	15,698,414	63%	16,599,952	70%
Commercial:
Lender finance	1,623,474	6%	727,913	3%
Equipment finance	674,714	3%	621,888	3%
Premium finance	447,939	2%	546,393	2%
Other asset-based	204,883	1%	191,775	1%
Total asset-based	2,951,010	12%	2,087,969	9%
Equity fund loans	1,320,297	5%	746,655	3%
Venture lending	901,800	4%	791,121	3%
Total venture capital	2,222,097	9%	1,537,776	6%
Warehouse lending	2,100,075	8%	1,473,074	6%
Secured business loans	806,597	3%	756,612	3%
Other lending	897,427	4%	923,398	4%
Total other commercial	3,804,099	15%	3,153,084	13%
Total commercial	8,977,206	36%	6,778,829	28%
Consumer	357,059	1%	402,882	2%
Total loans and leases held for investment	$25,032,679	100%	$23,781,663	100%

Total unfunded loan commitments	$5,433,357		$4,887,690
________________________________
(1)    Includes $214.5 million and $223.9 million at December 31, 2025 and 2024 of land acquisition and development loans.
Our non-deposit financial institutions ("NDFI") lending totaled $5.1 billion, or 20.5% as of December 31, 2025, and is diversified across multiple asset classes, including warehouse lending, equity fund loans, and lender finance. The NDFI portfolio has a history of strong asset quality performance with no delinquencies, nonperforming loans, or classified loans at December 31, 2025.

The following table presents a roll forward of loans and leases HFI for the years indicated:

	Year Ended December 31,
Roll Forward of Loans and Leases HFI	2025	2024
	(In thousands)
Balance, beginning of year	$23,781,663	$25,489,687
Additions:
Production	3,951,397	2,160,644
Disbursements	5,600,216	5,110,783
Total production and disbursements	9,551,613	7,271,427
Reductions:
Payoffs	(3,971,211)	(3,864,489)
Paydowns	(3,751,019)	(3,043,419)
Total payoffs and paydowns	(7,722,230)	(6,907,908)
Sales	(47,225)	(27,516)
Transfers to foreclosed assets	(7,530)	(19,978)
Charge-offs	(75,505)	(94,943)
Transfers to loans held for sale	(448,107)	(1,930,285)
Total reductions	(8,300,597)	(8,980,630)
Transfers from loans held for sale	—	1,179
Loans acquired through merger	—	—
Net increase (decrease)	1,251,016	(1,708,024)
Balance, end of year	$25,032,679	$23,781,663
Loan Concentrations
We mitigate our loan concentration risks by considering the prospects for the borrower's industry and competition, evaluating our past experiences with the borrower and with the collateral type, and adhering to written loan underwriting policies and procedures, including, among other factors, loan structures, and covenants. Each loan request and renewal is individually reviewed, with larger loans subject to approval by our credit committee. We also actively manage our real estate loan portfolio and seek to mitigate credit risks via regular monitoring of economic conditions in the regions or areas in which our borrowers are operating, evaluating borrower performance, and ensuring covenant compliance. We assign a credit risk rating to each loan and verify its accuracy and appropriateness through an independent credit review function. We also conduct regular portfolio reviews to address any loans with unfavorable credit risk ratings and ensure consistency in underwriting for loan modifications and renewals. For more information regarding our real estate loan portfolio and underwriting, see "Lending Activities" in Item 1 of this Form 10-K.
Total real estate loans HFI were $15.7 billion, or 63%, of our loan portfolio at December 31, 2025 and consisted of $13.8 billion of real estate mortgage loans and $1.9 billion of real estate construction and land loans, compared to $16.6 billion, or 70%, of our total loan portfolio at December 31, 2024 and consisted of $13.4 billion of real estate mortgage loans and $3.2 billion of real estate construction and loan loans. For both December 31, 2025 and 2024, 71% of our real estate loans was collateralized by property in California, reflecting the concentration of our community banking operations within the state.

The following table presents the composition of our real estate mortgage loans HFI by collateral types as of the dates indicated:

	December 31,
	2025		2024
		% of		% of
Real Estate Mortgage Loans by Collateral Type	Balance	Total	Balance	Total
	(Dollars in thousands)
Commercial:
Office	$956,391	7%	$992,392	7%
Industrial	951,802	7%	1,008,877	8%
Retail	670,385	5%	812,552	6%
Hotel	413,235	3%	424,345	3%
Healthcare	341,850	2%	338,836	3%
Mixed use	256,759	2%	289,054	2%
All other	894,002	7%	834,303	6%
Total commercial	$4,484,424	33%	$4,700,359	35%
Residential:
Multi-family	$6,010,344	44%	$6,066,374	45%
Single-family residential	3,025,413	22%	2,481,904	18%
All other	230,606	1%	179,022	2%
Total residential	$9,266,363	67%	$8,727,300	65%
Total real estate mortgage loans	$13,750,787	100%	$13,427,659	100%
The largest concentration of our real estate mortgage loans is in multi-family properties. At December 31, 2025 and 2024, 73% and 74% of our real estate mortgage loans secured by multi-family properties were located in California where we principally operated.
Loan and Lease Maturities and Interest Rate Characteristics
The following table presents contractual maturity information for loans and leases HFI as of the date indicated:

		Due After
	Due	One Year	Due After
	Within	Through	Five to	Due After
December 31, 2025	One Year	Five Years	15 Years	15 Years	Total
	(In thousands)
Real estate mortgage	$1,277,074	$3,183,860	$2,796,606	$6,493,247	$13,750,787
Real estate construction and land	1,481,484	449,579	16,564	—	1,947,627
Commercial	4,465,661	3,772,558	524,139	214,848	8,977,206
Consumer	6,924	30,704	200,907	118,524	357,059
Total loans and leases held for investment	$7,231,143	$7,436,701	$3,538,216	$6,826,619	$25,032,679
At December 31, 2025, we had $7.2 billion of loans and leases HFI due to mature over the next twelve months. For any loan modifications made to these borrowers, an assessment of whether the borrower is experiencing financial difficulty is made on the date of the modification. Loans are assessed to determine whether the modification constitutes a new loan or a continuation of the existing loan. Depending on the terms of the modification and nature of the borrower, this may result in a downgrade or placing the loan on nonaccrual status, which in turn would impact the loan’s classification within the ALLL. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the ALLL because of the measurement methodologies used to estimate the allowance, a change to the ALLL is generally not recorded upon modification.

The following table presents the interest rate profile of loans and leases HFI due after one year as of the date indicated:

	Due After One Year
December 31, 2025	Fixed Rate	Variable Rate	Total
	(In thousands)
Real estate mortgage	$6,785,249	$5,688,464	$12,473,713
Real estate construction and land	190,324	275,819	466,143
Commercial	1,465,130	3,046,415	4,511,545
Consumer	345,233	4,902	350,135
Total	$8,785,936	$9,015,600	$17,801,536
For information regarding our variable-rate loans subject to interest rate floors, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Form 10-K.
Allowance for Credit Losses on Loans and Leases Held for Investment
The ACL on loans and leases HFI is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of the amortized cost basis of loans and leases, while the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the consolidated balance sheets. The amortized cost basis of loans and leases does not include accrued interest receivable, which is included in "Other assets" on the consolidated balance sheets. The "Provision for credit losses" on the consolidated statements of earnings (loss) is a combination of the provision for loan and lease losses, the provision for unfunded loan commitments, the provision for AFS debt securities, and the provision for HTM debt securities.
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
For further information regarding the calculation of the ACL on loans and leases HFI using the CECL methodology, see "Note 1. Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans and Leases Held for Investment" in Item 8 of this Form 10-K.
In estimating our ACL, we consider prevailing economic conditions and forward looking assumptions, including the impact of inflation, interest rates, and broader economic uncertainty. Our methodology and framework include reasonable and supportable forecast period after which we revert to the through-the-cycle environment. Certain management assumptions are reassessed every quarter based on current expectations for credit losses, while other assumptions are assessed and updated on at least an annual basis.
In estimating the expected credit losses, we consider multiple forward-looking economic scenarios to address forecast uncertainty with the scenario selection and weighting reflecting management’s assessment of current economic conditions and downside risk over our reasonable and supportable forecast period.
Qualitative adjustments are applied to capture risks not fully reflected in the quantitative model outputs. In 2025, qualitative considerations primarily related to CRE exposure, concentrations within the loan portfolio, and the volume of adversely classified loans. As part of our governance process, we conduct sensitively analysis to evaluate the reasonableness of the ACL. However, due to the interrelated nature of the model assumptions, the impact of changes in individual inputs cannot be isolated.
Management believes the allowance for credit losses appropriately reflects current expected credit losses in our loan and lease portfolio and associated unfunded loan commitments as of the reporting date. It is possible that others, given the same information, may at any point in time reach different conclusions that could result in a significant impact to the Company's financial statements.

The following table presents information regarding the ACL on loans and leases HFI as of the dates indicated:

	December 31,
Allowance for Credit Losses Data	2025	2024
	(Dollars in thousands)
Allowance for loan and lease losses	$245,612	$239,360
Reserve for unfunded loan commitments	34,921	29,071
Total allowance for credit losses	$280,533	$268,431

Allowance for credit losses to loans and leases HFI	1.12%	1.13%
Allowance for credit losses to nonaccrual loans and leases HFI	176.3%	141.6%
The following table presents the changes in our ACL on loans and leases HFI for the years indicated:

Roll Forward of Allowance for Credit Losses	Year Ended December 31,
on Loans and Leases HFI	2025	2024
	(Dollars in thousands)
Balance, beginning of year	$268,431	$311,258
Provision for credit losses:
Addition to allowance for loan and lease losses	64,780	43,500
Addition to (reduction in) reserve for unfunded loan commitments	5,850	(500)
Total provision for credit losses	70,630	43,000
Loans and leases charged off:
Real estate mortgage	(26,507)	(63,117)
Real estate construction and land	(21,536)	—
Commercial	(22,977)	(26,322)
Consumer	(4,485)	(5,504)
Total loans and leases charged off	(75,505)	(94,943)
Recoveries on loans and leases charged off:
Real estate mortgage	2,786	2,766
Real estate construction and land	1,370	—
Commercial	12,264	5,711
Consumer	557	639
Total recoveries on loans and leases charged off	16,977	9,116
Net charge-offs	(58,528)	(85,827)
Balance, end of year	$280,533	$268,431

Net charge-offs to average loans and leases	0.24%	0.35%

The following table presents net charge-offs, average loan balance, and ratio of net charge-offs to average loans by loan portfolio segment for the years indicated:

	Year Ended December 31,
Ratio of Net Charge-offs to Average Loans	2025	2024	2023
	(Dollars in thousands)
Real Estate Mortgage:
Net charge-offs	$23,721	$60,351	$46,485
Average loan balance	$13,611,756	$14,483,010	$14,723,618
Ratio of net charge-offs to average loans	0.17%	0.42%	0.32%

Real Estate Construction and Land:
Net charge-offs	$20,166	$—	$—
Average loan balance	$2,487,575	$3,278,784	$3,677,785
Ratio of net charge-offs to average loans	0.81%	—%	—%

Commercial:
Net charge-offs	$10,713	$20,611	$9,536
Average loan balance	$7,778,950	$6,111,197	$5,717,669
Ratio of net charge-offs to average loans	0.14%	0.34%	0.17%

Consumer:
Net charge-offs	$3,928	$4,865	$2,147
Average loan balance	$381,201	$427,221	$416,797
Ratio of net charge-offs to average loans	1.03%	1.14%	0.52%
Net charge-offs in 2025 were $58.5 million compared to net charge-offs of $85.8 million in 2024. This change was due primarily to net charge-offs in the real estate mortgage portfolio segment decreasing to $23.7 million in 2025 from $60.4 million in 2024 and net charge-offs in the commercial portfolio segment decreasing to $10.7 million in 2025 from $20.6 million in 2024, offset partially by net charge-offs in the real estate construction and land segment, which increased to $20.2 million in 2025, compared to no charge-offs in 2024.
Net charge-offs in 2024 were $85.8 million compared to net charge-offs of $58.2 million in 2023. This change was due primarily to net charge-offs in the real estate mortgage portfolio segment increasing to $60.4 million in 2024 from $46.5 million in 2023, and to net charge-offs in the commercial portfolio segment increasing to $20.6 million in 2024 from $9.5 million in 2023.

The following table presents charge-offs by loan portfolio segment, class, and subclass for the years indicated:

	Year Ended December 31,
Allowance for Credit Losses Charge-offs	2025	2024
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$17,411	$22,433
SBA program	634	1,154
Hotel	1,685	—
Total commercial real estate mortgage	19,730	23,587
Multi-family	3,275	—
Residential mortgage	849	242
Investor-owned residential	2,148	38,064
Residential renovation	505	1,224
Total other residential real estate mortgage	3,502	39,530
Total real estate mortgage	26,507	63,117
Real Estate Construction and Land:
Commercial	21,536	—
Residential	—	—
Total real estate construction and land	21,536	—
Total real estate	48,043	63,117
Commercial:
Lender finance	—	—
Equipment finance	—	—
Premium finance	—	—
Other asset-based	—	92
Total asset-based	—	92
Equity fund loans	—	—
Venture lending	6,250	16,414
Total venture capital	6,250	16,414
Secured business loans	4,386	4,490
Warehouse lending	—	—
Other lending	12,341	5,326
Total other commercial	16,727	9,816
Total commercial	22,977	26,322
Consumer	4,485	5,504
Total charge-offs	$75,505	$94,943
Charge-offs decreased by $19.4 million to $75.5 million in 2025 from $94.9 million in 2024 due mainly to decreases of $35.9 million in the investor-owned residential real estate mortgage subclass and $10.2 million in the venture lending subclass, offset partially by an increase of $21.5 million in the CRE construction and land class.

The following table presents recoveries by loan portfolio segment, class, and subclass for the years indicated:

	Year Ended December 31,
Allowance for Credit Losses Recoveries	2025	2024
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$2,349	$389
SBA program	312	480
Hotel	—	—
Total commercial real estate mortgage	2,661	869
Multi-family	—	500
Residential mortgage	28	8
Investor-owned residential	11	724
Residential renovation	86	665
Total other residential real estate mortgage	125	1,397
Total real estate mortgage	2,786	2,766
Real Estate Construction and Land:
Commercial	1,370	—
Residential	—	—
Total real estate construction and land	1,370	—
Total real estate	4,156	2,766
Commercial:
Lender finance	—	—
Equipment finance	—	—
Premium finance	20	—
Other asset-based	1,878	113
Total asset-based	1,898	113
Equity fund loans	—	—
Venture lending	499	1,500
Total venture capital	499	1,500
Secured business loans	2,826	504
Warehouse lending	—	—
Other lending	7,041	3,594
Total other commercial	9,867	4,098
Total commercial	12,264	5,711
Consumer	557	639
Total recoveries	$16,977	$9,116

The following table presents the allowance for loan and lease losses on loans and leases HFI by loan portfolio segment as of the dates indicated:

	Allocation of the Allowance for Loan and Lease Losses by Portfolio Segment
		Real Estate Construction
	Real Estate Mortgage	and Land	Commercial	Consumer	Total
	(Dollars in thousands)
December 31, 2025
Allowance for loan and lease losses	$137,401	$8,849	$86,087	$13,275	$245,612
% of loans to total loans	55%	8%	36%	1%	100%
December 31, 2024
Allowance for loan and lease losses	$145,754	$10,940	$67,833	$14,833	$239,360
% of loans to total loans	57%	13%	28%	2%	100%
The allowance for loan and lease losses attributable to real estate mortgage loans was $137.4 million and $145.8 million at December 31, 2025 and 2024. As ratios to real estate mortgage loans at those dates, these percentages were 1.00% and 1.09%. The decrease in the coverage ratio was primarily attributable to lower qualitative reserves for loans secured by office properties, as well as changes in the portfolio mix toward loans with stronger credit quality driven in part by the transfer of certain loans to HFS during the year.
The allowance for loan and lease losses attributable to real estate construction and land loans was $8.8 million and $10.9 million at December 31, 2025 and 2024. As ratios to real estate construction and land loans at those dates, these percentages were 0.45% and 0.34%. The increase in the coverage ratio was primarily due to an increase in classified loans during the year.
The allowance for loan and lease losses attributable to commercial loans and leases was $86.1 million and $67.8 million at December 31, 2025 and 2024. As ratios to commercial loans and leases at those dates, these percentages were 0.96% and 1.00%. The decrease in the coverage ratio was primarily due to a change in the loan portfolio composition, including growth in lending segments with lower historical losses such as lender finance, equity funds, and warehouse lending. This decrease was offset partially by higher reserve in the venture lending portfolio, driven by risk rating migration activity.

Credit Quality
Nonperforming Assets, Classified Loans and Leases, and Special Mention Loans and Leases
The following table presents information on our nonperforming assets, classified loans and leases, and special mention loans and leases as of the dates indicated:

	December 31,
	2025	2024
	(Dollars in thousands)
Nonaccrual loans and leases HFI	$159,168	$189,605
Accruing loans contractually past due 90 days or more	—	—
Total nonperforming loans and leases	159,168	189,605
Foreclosed assets, net	17,115	9,734
Total nonperforming assets	$176,283	$199,339

Classified loans and leases HFI	$800,330	$563,502
Special mention loans and leases HFI	458,683	1,097,315
Criticized loans and leases HFI	$1,259,013	$1,660,817

Nonaccrual loans and leases HFI to loans and leases HFI	0.64%	0.80%
Nonperforming assets to loans and leases HFI and foreclosed assets, net	0.70%	0.84%
Allowance for credit losses to nonaccrual loans and leases HFI	176.25%	141.57%
Classified loans and leases HFI to loans and leases HFI	3.20%	2.37%
Special mention loans and leases HFI to loans and leases HFI	1.83%	4.61%
Nonaccrual Loans and Leases Held for Investment
Nonperforming loans and leases HFI decreased by $30.4 million to $159.2 million at December 31, 2025 compared to $189.6 million at December 31, 2024, due mainly to principal and other reductions of $108.8 million, charge-offs of $26.0 million, transfers to accrual status of $24.3 million, and transfers to HFS of $5.7 million, offset partially by additions of $134.3 million. As of December 31, 2025, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $43.5 million and represented 27% of total nonaccrual loans and leases.

The following table presents our nonaccrual loans and leases HFI and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	December 31, 2025		December 31, 2024		Increase (Decrease)
		Accruing and		Accruing and		Accruing and
		30-89 days		30-89 days		30-89 days
	Nonaccrual	Past Due	Nonaccrual	Past Due	Nonaccrual	Past Due
	(In thousands)
Real estate mortgage:
Commercial	$93,334	$1,124	$97,655	$—	$(4,321)	$1,124
Multi-family	3,358	32,887	22,763	9,442	(19,405)	23,445
Other residential	57,984	28,614	46,788	34,417	11,196	(5,803)
Total real estate mortgage	154,676	62,625	167,206	43,859	(12,530)	18,766
Real estate construction and land:
Commercial	—	—	—	—	—	—
Residential	—	26,540	—	—	—	26,540
Total real estate construction and land	—	26,540	—	—	—	26,540
Commercial:
Asset-based	—	1,142	1,940	1,795	(1,940)	(653)
Venture capital	625	—	6,291	—	(5,666)	—
Other commercial	2,510	788	13,544	2,331	(11,034)	(1,543)
Total commercial	3,135	1,930	21,775	4,126	(18,640)	(2,196)
Consumer	1,357	1,933	624	2,804	733	(871)
Total held for investment	$159,168	$93,028	$189,605	$50,789	$(30,437)	$42,239
Loans and leases accruing and 30-89 days past due increased by $42.2 million to $93.0 million as of December 31, 2025 compared to $50.8 million at December 31, 2024, due mainly to increases of $26.5 million in residential real estate construction and land delinquent loans and $23.4 million in multi-family real estate mortgage delinquent loans.
The amount of interest income that would have been recorded on nonaccrual loans and leases at December 31, 2025 and 2024 had such loans and leases been current in accordance with their original terms was $9.6 million and $7.8 million for 2025 and 2024.
Foreclosed Assets, Net
The following table presents foreclosed assets (primarily OREO), net of the valuation allowance, by property type as of the dates indicated:

	December 31,
Property Type	2025	2024
	(In thousands)
Single-family residential	$17,095	$9,714
Total OREO, net	17,095	9,714
Other foreclosed assets	20	20
Total foreclosed assets, net	$17,115	$9,734
Foreclosed assets increased by $7.4 million to $17.1 million at December 31, 2025 compared to $9.7 million at December 31, 2024, due mainly to transfers from loans of $22.8 million, offset partially by sales of $14.7 million and a provision for losses of $0.8 million.

Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases HFI as of the dates indicated:

	December 31,
Loan and Lease Credit Risk Ratings	2025	2024
	(In thousands)
Pass	$23,773,666	$22,120,846
Special mention	458,683	1,097,315
Classified	800,330	563,502
Total loans and leases held for investment	$25,032,679	$23,781,663
Classified and special mention loans and leases fluctuate from period to period as a result of loan repayments and downgrades or upgrades from our ongoing active portfolio management.
The following table presents the classified and special mention credit risk rating categories for loans and leases HFI by loan portfolio segment and class and the related net changes as of the dates indicated:

	December 31, 2025		December 31, 2024		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$297,606	$126,998	$301,278	$348,014	$(3,672)	$(221,016)
Multi-family	166,385	216,286	113,164	202,690	53,221	13,596
Other residential	58,202	—	47,993	14,351	10,209	(14,351)
Total real estate mortgage	522,193	343,284	462,435	565,055	59,758	(221,771)
Real estate construction and land:
Commercial	52,828	—	—	148,024	52,828	(148,024)
Residential	2,982	10,714	—	203,220	2,982	(192,506)
Total real estate construction and land	55,810	10,714	—	351,244	55,810	(340,530)
Commercial:
Asset-based	36,732	7,180	5,003	9,547	31,729	(2,367)
Venture capital	171,847	64,577	75,406	125,320	96,441	(60,743)
Other commercial	12,143	27,689	19,949	38,741	(7,806)	(11,052)
Total commercial	220,722	99,446	100,358	173,608	120,364	(74,162)
Consumer	1,605	5,239	709	7,408	896	(2,169)
Total	$800,330	$458,683	$563,502	$1,097,315	$236,828	$(638,632)
Classified loans and leases increased by $236.8 million to $800.3 million at December 31, 2025 compared to $563.5 million at December 31, 2024, due mainly to increases of $96.4 million in venture capital classified loans, $53.2 million in multi-family real estate mortgage classified loans, $52.8 million in CRE construction and land classified loans, and $31.7 million in asset-based classified loans.
Special mention loans and leases decreased by $638.6 million to $458.7 million at December 31, 2025 compared to $1.1 billion at December 31, 2024, due primarily to decreases of $221.0 million in CRE mortgage special mention loans, $192.5 million in residential real estate construction and land special mention loans, $148.0 million in CRE construction and land special mention loans, and $60.7 million in venture capital special mention loans.
Deferred Tax Asset
As of December 31, 2025, the net DTA balance totaled $656.8 million, a decrease from $720.6 million as of December 31, 2024, due primarily to the decline in unrealized loss on AFS securities. As of December 31, 2025 and 2024, we have a valuation allowance of $16.1 million and $19.0 million against DTAs.

Deposits
The following table presents a summary of our average deposit amounts and average rates paid during the years indicated:

	Year Ended December 31,
	2025		2024		2023
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
Deposit Type	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest checking	$7,732,697	2.64%	$7,714,920	3.12%	$6,992,888	3.16%
Money market	5,231,379	2.35%	5,164,566	2.68%	6,724,296	2.83%
Savings	1,954,354	2.52%	2,005,513	3.31%	1,051,117	2.95%
Time	4,568,180	3.99%	5,714,821	4.73%	6,840,920	4.48%
Total interest-bearing deposits	19,486,610	2.87%	20,599,820	3.48%	21,609,221	3.46%
Noninterest-bearing checking	7,698,015	—	7,829,976	—	7,072,334	—
Total deposits	$27,184,625	2.05%	$28,429,796	2.52%	$28,681,555	2.61%
The following table presents the composition of our deposit portfolio by account type as of the dates indicated:

	December 31,
	2025		2024
Deposit Type	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest-bearing checking	$7,822,787	28%	$7,719,913	28%
Interest-bearing:
Checking	8,509,587	30%	7,610,705	28%
Money market	4,917,857	18%	5,361,635	20%
Savings	1,905,863	7%	1,933,232	7%
Time:
Non-brokered	2,254,293	8%	2,488,217	9%
Brokered	2,432,970	9%	2,078,207	8%
Total time deposits	4,687,263	17%	4,566,424	17%
Total interest-bearing	20,020,570	72%	19,471,996	72%
Total deposits	$27,843,357	100%	$27,191,909	100%
The following table presents time deposits based on the $250,000 FDIC insured limit as of the dates indicated:

	December 31,
	2025		2024
		% of Total		% of Total
Time Deposits	Balance	Deposits	Balance	Deposits
	(Dollars in thousands)
Time deposits $250,000 and under	$3,669,523	13%	$3,468,376	13%
Time deposits over $250,000	1,017,740	4%	1,098,048	4%
Total time deposits	$4,687,263	17%	$4,566,424	17%
Total deposits increased by $651.4 million to $27.8 billion at December 31, 2025 compared to $27.2 billion at December 31, 2024, due primarily to venture banking growth and increase in broker deposits to support loan growth. Our deposit base is also diversified by client type. As of December 31, 2025, no individual deposit relationship represented more than 10% of our total deposits.
As of December 31, 2025, FDIC-insured deposits represented approximately 71% of total deposits, down from 72% as of December 31, 2024.

The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
December 31, 2025	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$916,015	$471,687	$1,387,702
Due in over three months through six months	918,748	170,507	1,089,255
Due in over six months through 12 months	1,472,250	274,493	1,746,743
Total due within 12 months	3,307,013	916,687	4,223,700
Due in over 12 months through 24 months	357,088	94,372	451,460
Due in over 24 months	5,422	6,681	12,103
Total due over 12 months	362,510	101,053	463,563
Total	$3,669,523	$1,017,740	$4,687,263
The following table summarizes the maturities of estimated uninsured time deposits as of the date indicated:

Uninsured Time
December 31, 2025	Deposits
(In thousands)
Maturities:
Due in three months or less	$137,211
Due in over three months through six months	132,127
Due in over six months through 12 months	160,152
Total due within 12 months	429,490
Total due over 12 months	75,105
Total	$504,595
Client Investment Funds
In addition to deposit products, we also offer alternative, non-depository corporate treasury solutions for clients to invest excess liquidity. These off-balance sheet client funds totaled $1.2 billion at December 31, 2025 and $1.5 billion at December 31, 2024.
Borrowings
The following table presents information on our borrowings as of the dates indicated:

	December 31,
	2025		2024		2023
		Weighted		Weighted		Weighted
		Average		Average		Average
Borrowings	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured term advances	$1,710,185	3.90%	$1,100,000	3.93%	$—	—%
Credit-linked notes	113,634	14.63%	118,838	15.29%	123,116	16.02%
Other short-term borrowings	240,000	3.69%	—	—%	—	—%
Senior notes	—	—%	174,000	5.25%	174,000	5.25%
Bank Term Funding Program	—	—%	—	—%	2,618,300	4.37%
Total borrowings	2,063,819	4.47%	1,392,838	5.06%	2,915,416	4.92%
Acquisition discount on Senior Notes	—		(1,024)		(4,094)
Total borrowings, net	$2,063,819		$1,391,814		$2,911,322
Averages for the year:
Total borrowings, net	$1,599,469	4.92%	$1,838,819	5.68%	$7,068,826	5.90%

Borrowings increased by $672.0 million to $2.1 billion at December 31, 2025 compared to $1.4 billion at December 31, 2024, due to higher FHLB secured advances and other short-term borrowings, offset partially by the payoff of $174.0 million of Senior Notes in the second quarter of 2025. We utilized these borrowings to manage liquidity needs, including, but not limited to, funding asset growth, accommodating liability maturities and deposit withdrawals, and supporting business operations.
Subordinated Debt
The following table presents summary information on our subordinated debt as of the dates indicated:

	December 31,
	2025		2024
		Weighted		Weighted
		Average		Average
Subordinated Debt	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Subordinated debt:
With no unamortized acquisition discount or unamortized issuance costs	$152,582	6.47%	$152,582	7.16%
With unamortized acquisition discount or unamortized issuance costs	867,008	5.15%	863,420	5.18%
Total subordinated debt	1,019,590	5.35%	1,016,002	5.48%
Unamortized issuance costs	(3,263)		(3,815)
Unamortized acquisition discount	(63,587)		(70,264)
Total subordinated debt, net	$952,740		$941,923
Averages for the year:
Total subordinated debt, net	$947,709	6.55%	$939,528	7.05%
Subordinated debt increased by $10.8 million to $952.7 million at December 31, 2025 compared to $941.9 million at December 31, 2024, due to accretion of the acquisition discount on acquired subordinated debt and higher valuation of the Euribor-based subordinated debt. At December 31, 2025, $131.0 million of subordinated debt was included in the Company's Tier I capital and $791.6 million was included in Tier II capital.
Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. At December 31, 2025, banks considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5.00%, a minimum CET1 capital ratio of 6.50%, a minimum Tier 1 capital ratio of 8.00%, and a minimum total capital ratio of 10.00%.
Regulatory capital requirements limit the amount of DTAs that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are disallowed from regulatory capital. At December 31, 2025, such disallowed amounts were $316.7 million for the Company and $294.1 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future or that the Company and the Bank will not have increased DTAs that are disallowed.
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

Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of CET1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the CET1, Tier 1, and Total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At December 31, 2025, the Company and the Bank were in compliance with the capital conservation buffer requirements.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

			Minimum Required
	December 31,		For Capital Adequacy	For Capital Conservation	For Well Capitalized
	2025	2024	Purposes	Buffer	Classification
Banc of California, Inc.:
Tier 1 leverage capital ratio	9.99%	10.15%	4.00%	N/A	N/A
CET1 capital ratio	10.01%	10.55%	4.50%	7.00%	N/A
Tier 1 capital ratio	12.34%	12.97%	6.00%	8.50%	6.00%
Total capital ratio	16.31%	17.05%	8.00%	10.50%	10.00%

Banc of California:
Tier 1 leverage capital ratio	10.65%	11.08%	4.00%	N/A	5.00%
CET1 capital ratio	13.15%	14.17%	4.50%	7.00%	6.50%
Tier 1 capital ratio	13.15%	14.17%	6.00%	8.50%	8.00%
Total capital ratio	15.61%	16.65%	8.00%	10.50%	10.00%
The Company's consolidated risk-based capital ratios decreased during the year ended December 31, 2025 due mainly to the impact of stock repurchases and increase in risk-weighted assets driven mostly by the growth in loan balances, offset by earnings for the year. The consolidated Tier 1 leverage ratio also decreased during the year ended December 31, 2025 due mainly to the impact of stock repurchases and higher average assets, offset by earnings.
Dividends on Common Stock and Interest on Subordinated Debt
See "Dividends and Share Repurchases" in Item 1 and "Note 22. Dividend Availability and Regulatory Matters" in Item 8 of this Form 10-K, for discussions of factors affecting the availability of dividends and limitations on the ability to declare dividends. Interest payments made on subordinated debt are considered dividend payments under FRB regulations.
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
As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $6.9 billion at December 31, 2025, offset partially by $514.1 million pledged for letters of credit and a balance outstanding of $1.7 billion as of that date. The FHLB secured credit line was collateralized by a blanket lien on $10.3 billion of certain qualifying loans and $20.5 million of securities. The Bank also had secured borrowing capacity with the FRBSF under the Discount Window program totaling $5.0 billion at December 31, 2025, of which was $5.0 billion was available. The FRBSF Discount Window secured credit line was collateralized by liens on $4.6 billion of qualifying loans and $1.5 billion of pledged securities.
In addition to its secured lines of credit with the FHLB and FRBSF, the Bank also had credit limits of $215.0 million in the aggregate with several commercial banks, as well as borrowing arrangements with unaffiliated financial institutions that provide for the purchase of overnight funds or other short-term borrowings. The availability of these unsecured borrowings fluctuates regularly and is subject to the discretion of the counterparties. As of December 31, 2025, the Bank had $240.0 million outstanding under these arrangements. Additionally, the holding company has a $100.0 million unsecured revolving line of credit. As of December 31, 2025, there was no balance outstanding.
The following tables provide a summary of the Company’s primary and secondary liquidity levels at the dates indicated:

	December 31,	December 31,
Primary Liquidity - On-Balance Sheet	2025	2024
	(Dollars in thousands)
Cash and due from banks	$181,103	$192,006
Interest-earning deposits in financial institutions	2,126,862	2,310,206
Total cash, cash equivalents, and restricted cash	2,307,965	2,502,212
Less: Restricted cash	(170,229)	(184,159)
Add: Securities available-for-sale, at fair value	2,454,058	2,246,839
Add: Allowance on securities available-for-sale	775	—
Less: Pledged securities available-for-sale, at fair value	(3,463)	(4,200)
Less: Haircut on securities available-for-sale	(183,265)	(193,191)
Total primary liquidity	$4,405,841	$4,367,501

Ratio of primary liquidity to total assets	12.7%	13.0%

Secondary Liquidity - Off-Balance Sheet	December 31,	December 31,
Available Secured Borrowing Capacity	2025	2024
	(In thousands)
Total secured borrowing capacity with the FHLB	$6,949,898	$6,853,652
Less: Secured advances outstanding	(1,710,185)	(1,100,000)
Less: Letters of credit	(514,091)	(527,893)
Available secured borrowing capacity with the FHLB	4,725,622	5,225,759
Available secured borrowing capacity with the FRBSF	5,044,040	6,295,540
Total secondary liquidity	$9,769,662	$11,521,299
The Company's primary liquidity increased by $38.3 million to $4.4 billion at December 31, 2025 compared to $4.4 billion at December 31, 2024, due mainly to a $218.7 million increase in unpledged AFS securities, net of a haircut, offset partially by a $180.3 million decrease in total cash and cash equivalents excluding restricted cash. We also include certain unencumbered HTM securities in our internal liquidity stress test buffer which are not included in our primary liquidity. The Company's secondary liquidity decreased by $1.8 billion to $9.8 billion at December 31, 2025 compared to $11.5 billion at December 31, 2024, due to decreases in available secured borrowing capacity with the FRB of $1.3 billion and available secured borrowing capacity with the FHLB of $500.1 million.
Obtaining new customer deposits, or having existing customers increase their deposit balances with us, are the primary sources of funding for our operations and is one the highest priorities of the Company. See "- Balance Sheet Analysis - Deposits" in Item 7 of this Form 10-K for additional information and detail of our deposits. Additionally, we fund our operations with cash flows from our loan and securities portfolios.
Our deposit balances may decrease if customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk from fluctuating deposit balances, the Bank maintains adequate levels of available liquidity on and off the balance sheet.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At December 31, 2025, brokered deposits totaled $2.9 billion, consisting of $0.5 billion of non-maturity brokered accounts and $2.4 billion of brokered time deposits. At December 31, 2024, brokered deposits totaled $2.7 billion, consisting of $0.6 billion of non-maturity brokered accounts and $2.1 billion of brokered time deposits.
Our Liquidity Management Policy establishes guidelines aligned with the Company's Risk Appetite Framework and includes a range of liquidity and funding concentration metrics designed to monitor balance sheet strength, funding stability, and available liquidity resources. These measures incorporate assessments of on-balance sheet liquidity, contingent funding capacity, and the composition of funding sources. As of December 31, 2025, the Bank was in compliance with all applicable liquidity and funding concentration guidelines.
Holding Company Liquidity
Banc of California, Inc. acts as a source of financial strength for the Bank which can also include being a source of liquidity. The primary sources of liquidity for the holding company include dividends from the Bank, intercompany tax payments from the Bank, and Banc of California, Inc.'s ability to raise capital, issue subordinated and senior debt, and secure outside borrowings. Banc of California, Inc.'s ability to obtain funds for the payment of dividends to our stockholders, the repurchase of shares of common stock and preferred stock, and other cash requirements is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations that limit its ability to transfer funds to the holding company through intercompany loans, advances, or cash dividends. Banc of California, Inc.'s ability to pay dividends is also subject to the restrictions set forth by the FRB, and by certain covenants contained in our subordinated debt. See "Supervision and Regulation - Banc of California, Inc. - Repurchases/Redemptions; Dividends” in Item 1 and "Note 22. Dividend Availability and Regulatory Matters" in Item 8 of this Form 10-K for discussions of factors affecting the availability of dividends and limitations on the ability to declare dividends.
On December 23, 2024, Banc of California, Inc. entered into an unsecured revolving line of credit agreement as a borrower for $50.0 million. On March 17, 2025, the Company executed an amendment to the credit agreement which increased the Company's unsecured revolving line of credit to $100.0 million. As of December 31, 2025 and December 31, 2024, there was no balance outstanding.

On March 17, 2025, we announced that our Board of Directors authorized the repurchase of up to $150.0 million of our common stock. On April 23, 2025, we announced an upsize of our stock repurchase program from $150.0 million to $300.0 million and expanded the program to cover both the Company's common stock and depositary shares representing its preferred stock. The repurchase authorization expires in March 2026. During the year ended December 31, 2025, common and common equivalent stock repurchased under the program totaled 13,648,429 shares at a weighted average price per share of $13.59, or $185.5 million in the aggregate. As of December 31, 2025, the Company had $114.5 million remaining under the stock repurchase authorization. The program may be changed, suspended, or discontinued at any time.
At December 31, 2025, Banc of California, Inc. had $159.7 million in cash and cash equivalents, of which a portion is on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.
Material Cash Requirements
Our material contractual obligations are primarily for time deposits, subordinated debt, commitments to contribute capital to investments in LIHTC partnerships, SBICs and CRA-related loan pools, and operating lease obligations. At December 31, 2025, time deposits totaled $4.7 billion, of which $4.2 billion was due within one year. Gross subordinated debt totaled $1.0 billion, of which $75.0 million was due within 5 years and the remaining $941.3 million was due after five years. Our liability to contribute capital to LIHTC partnerships was $40.9 million and our commitment to contribute capital to SBICs and CRA-related loan pools was $122.1 million for a combined total of $163.0 million, of which $87.8 million was due within one year. Our operating lease obligation for leased facilities totaled $135.1 million, of which $30.7 million was due within one year. For further information regarding these items, see "Note 10. Deposits," "Note 11. Borrowings and Subordinated Debt," "Note 8. Other Assets," "Note 13. Commitments and Contingencies," and "Note 9. Leases" in Item 8 of this Form 10-K.
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
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At December 31, 2025, our loan commitments and standby letters of credit were $5.4 billion and $244.9 million, respectively. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through NII when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in “Liquidity - Liquidity Management” in Item 7 of this Form 10-K, have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see "Note 13. Commitments and Contingencies" in Item 8 of this Form 10-K.
Recent Accounting Pronouncements
See "Note 1. Nature of Operations and Summary of Significant Accounting Policies" in Item 8 of this Form 10-K for information on recent accounting pronouncements and their expected impact, if any, on our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk - Foreign Currency Exposure
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps and foreign exchange forward contracts to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar and the derivatives that hedge those exposures. As of December 31, 2025, the U.S. Dollar notional amounts of loans receivable and subordinated debt payable denominated in foreign currencies were $76.8 million and $30.3 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures were $75.8 million and $29.9 million. We recognized foreign currency translation net losses of $0.5 million for the year ended December 31, 2025 and $1.0 million for the year ended December 31, 2024, and $0.3 million for the year ended December 31, 2023.

Asset/Liability Management and Interest Rate Sensitivity
Interest Rate Risk - Company Governance. On at least a quarterly basis, we measure our IRR position using two methods: (i) NII simulation analysis and (ii) EVE modeling. The Management Finance Committee and the Finance Committee of the Company's Board of Directors review the results of these analyses at least quarterly. As discussed in more detail below, if projected changes to interest rates cause changes to our simulated net present value of equity and/or NII to be outside our pre-established IRR limits, we may adjust our asset and liability mix in an effort to bring our IRR exposure within our established limits.
The pre-established IRR limits are recommended by management, determined based on analytical review and available peer data published by regulatory agencies about the IRR limits utilized by other regional banks, and documented in the Company's Asset Liability Management Policy. This policy is approved by MFC and the Finance Committee of the Board of Directors annually. We believe our IRR limits are consistent with prevailing practice in the regional banking industry.
We use a balance sheet simulation model (the "IRR Model") to estimate changes in NII and EVE that would result from immediate and sustained changes in interest rates as of the measurement date. This IRR Model assesses the changes in NII and EVE that would occur in response to an instantaneous and sustained increase and decrease in market interest rates of +-100, +-200, +-300, and +-400 basis points. This model is an IRR management tool, and the results are not necessarily an indication of our future NII. The IRR Model has inherent limitations and the model's results are based on a given set of rate changes and assumptions at a single point in time.
The IRR Model is updated at least quarterly, and the IRR Model results are reported to MFC and the Finance Committee of the Company's Board of Directors at each monthly or quarterly meeting, as applicable.
Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time, except for non-maturity deposits. Market interest rates change over time. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as IRR and is our most significant market risk.
How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we have established asset/liability committees to monitor our IRR. In monitoring IRR, we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities and/or prepayments, and their sensitivity to actual or potential changes in market interest rates.
The MFC is comprised of select members of Senior Management. The Company also has a Finance Committee of the Boards of Directors of the Company and the Bank (together with MFC, the “ALCOs”). In order to manage the risk of potential adverse effects of material and prolonged or volatile changes in interest rates on our results of operations, we have adopted asset/liability management policies to align maturities and repricing terms of interest-earning assets to interest-bearing liabilities. The asset/liability management policies establish guidelines for the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs, while management monitors adherence to those guidelines with oversight by the ALCOs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals. The ALCOs meet no less than quarterly to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and IRR exposure limits versus current projections pursuant to our EVE analysis.
In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, IRR, profitability, and capital targets, we evaluate various strategies. These include complementing our current loan origination platform through strategic acquisitions of whole loans, strategically managing multiple warehouse relationships, and originating shorter-term consumer loans. We also actively manage the level of investments and duration of investment securities, and focus on establish stable deposit relationships. Additionally, we utilize certain derivatives such as interest rate swaps and collars as hedges to align maturities and repricing terms.
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCOs may decide to increase our IRR position within the asset/liability tolerance set forth by our Board of Directors. As part of its procedures, the ALCOs regularly review IRR by forecasting the impact of alternative interest rate environments on NII and our EVE.

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income
IRR results from our banking activities and is the primary market risk for us. IRR is caused by the following factors:
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
Since our earnings are primarily dependent on our ability to generate NII, we focus on actively monitoring and managing the effects of adverse changes in interest rates on our NII. Management of our IRR is overseen by the Finance Committee of the Boards of Directors of the Company and Bank, which delegates the day-to-day management of IRR to the MFC. MFC ensures that the Bank is following the appropriate and current regulatory guidance in the formulation and implementation of our IRR program. The Finance Committee of the Boards of Directors of the Company and the Bank reviews the results of our IRR modeling at least quarterly to ensure that we have appropriately measured our IRR, mitigated our exposures appropriately and any residual risk is acceptable. In addition to our annual review of our Asset Liability Management Policy, our Board of Directors periodically reviews the IRR limits.
IRR management is an ongoing process that monitors loan and deposit flows, along with investment and funding activities. Effective IRR management begins with understanding the repricing characteristics of assets and liabilities and estimating an appropriate risk posture based on forecasts, objectives, market expectations, and policy constraints.
IRR exposure is measured using several tools, including a simulation model that performs interest rate sensitivity under multiple scenarios. The model reflects the actual maturities and re-pricing characteristics of interest rate sensitive assets and liabilities and includes instantaneous parallel interest rate shocks. Results are evaluated using two metrics: NII at Risk and EVE. NII at Risk estimates the impact of rate changes on NII using assumptions for assets, liabilities, and derivatives.
The NII simulation estimates changes in NII over the next twelve months from immediate and sustained rate changes as of December 31, 2025. The Analysis assumes a static balance sheet with no growth or product mix changes. This model is a risk management tool and does not necessarily predict future NII.
EVE measures the present value of assets minus liabilities and assesses changes in the economic value under various interest rate scenarios. Unlike the NII approach, EVE captures the impact of all anticipated cash flows and provides a longer-term perspective.
A balance sheet is considered “asset sensitive” when an increase in short-term interest rates is expected to expand our NII, as rates earned on our interest-earning assets reprice higher at a pace faster than rates paid on our interest-bearing liabilities. Conversely, a bank balance sheet is considered “liability sensitive” when an increase in short-term interest rates is expected to compress our NII, as rates paid on our interest-bearing liabilities reprice higher at a pace faster than rates earned on our interest-earning assets.
At both December 31, 2025 and December 31, 2024, our IRR profile remained close to "neutral." This position reflects our balanced composition of repricing assets and beta-adjusted repricing deposits and other interest-bearing liabilities over the course of the next twelve months. Given the uncertainty of the magnitude, timing, and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary materially from those predicted by our model.

The following table presents the projected change in the Company’s EVE at December 31, 2025 and NII over the next twelve months, which would occur upon an immediate change in interest rates, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
	Economic Value of Equity			Net Interest Income
		Amount	Percentage		Amount	Percentage
December 31, 2025	Amount	Change	Change	Amount	Change	Change
	(Dollars in millions)
+200 bps	$4,739	$(508)	(9.7)%	$1,082	$25	2.4%
+100 bps	$5,060	$(187)	(3.6)%	$1,069	$12	1.1%
0 bps	$5,247			$1,057
-100 bps	$5,348	$101	1.9%	$1,052	$(5)	(0.4)%
-200 bps	$5,378	$132	2.5%	$1,049	$(8)	(0.7)%
____________________
(1)Assumes an instantaneous uniform change in interest rates at all maturities and no rate shock has a rate lower than zero percent.

Earnings-at-Risk
In addition to IRR associated with NII, certain noninterest expense items are also sensitive to changes in market interest rates. One such item is the cost of ECRs provided on certain deposit accounts, primarily those associated with our HOA business. ECRs comprise most of our customer related expense and fluctuate in response to changes in short term rates and can therefore influence the Company's overall earnings sensitivity profile. We expect that a declining interest rate environment would reduce ECR costs and thereby reduce noninterest expense, conversely, when interest rates rise, ECR costs would also rise, thereby increasing noninterest expense. The Company's Earnings-at-Risk modeling incorporates the impact of these rate-sensitive noninterest expenses, in addition to interest income and expense, to assess the effect of interest rate movements on projected earnings over a twelve-month horizon.
As of December 31, 2025, client deposits eligible for ECRs totaled approximately $3.6 billion. Taking into account the rate sensitivity of ECRs, which are primarily attributable to such deposits, the Company's overall earnings profile would be considered "liability sensitive." During the second quarter of 2025, the Company also entered into interest rate collars with a notional value of $1.0 billion to mitigate the risk of increasing interest expense if short term interest rates increase. For further information on the interest rate collars, see "Note 12. Derivatives" in Item 8 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Contents

Management’s Report on Internal Control Over Financial Reporting	76
Reports of Independent Registered Public Accounting Firms (Ernst & Young LLP, Irvine, CA, Auditor Firm ID: 42) (KPMG LLP, Irvine, CA, Auditor Firm ID: 185)	77
Consolidated Balance Sheets as of December 31, 2025 and 2024	81
Consolidated Statements of Earnings (Loss) for the Years Ended December 31, 2025, 2024, and 2023	82
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2025, 2024, and 2023	83
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2025, 2024, and 2023	84
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023	87
Notes to Consolidated Financial Statements	89

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Banc of California, Inc., including its consolidated subsidiaries, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.
As of December 31, 2025, Banc of California, Inc. management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025, is effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10‑K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Banc of California, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Banc of California, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings (loss), comprehensive income (loss), changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for loan and lease losses - collectively evaluated
Description of the Matter
The Company’s allowance for loan and lease losses (ALLL) was $245.6 million as of December 31, 2025, of which $243.3 million relates to the collectively evaluated ALLL. The provision for loan and lease losses was $64.8 million for the year ended December 31, 2025. As discussed in Note 1 to the consolidated financial statements, the ALLL is measured using the current expected credit loss (CECL) approach for the Company’s loan and lease portfolio. The ALLL is comprised on an individually evaluated component for loans and leases that no longer share similar risk characteristics with other loans and leases and a pooled loans component for loans and leases that share similar risk characteristics. The Company’s CECL methodology for the pooled loans component includes both quantitative and qualitative loss factors which are applied to its population of loans and leases and assessed at a pool level. The quantitative CECL model estimates credit losses by applying pool-specific probability of default and loss given default rates to the expected exposure at default over the contractual life of loans and leases. The qualitative component considers internal and external risk factors that may not be appropriately assessed in the quantitative model.

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

We evaluated the overall ALLL amount, including model estimates, qualitative factors adjustments, and whether the recorded ALLL was reflective of current expected credit losses on the loan and lease portfolio. We reviewed subsequent events and transactions and considered whether they corroborate or contradict the Company’s measurement of the ALLL.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2024.
Irvine, California
February 27, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Banc of California, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Banc of California, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Banc of California, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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
February 27, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Banc of California, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of earnings (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows of Banc of California, Inc. and subsidiaries (the Company) for the year ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
/s/ KPMG LLP
We served as the Company's auditor from 1982 to 2024.
Irvine, California
February 29, 2024, except as to Note 24 - Segment Reporting, which is as of March 3, 2025.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(Dollars in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$181,103	$192,006
Interest-earning deposits in financial institutions	2,126,862	2,310,206
Total cash, cash equivalents, and restricted cash	2,307,965	2,502,212
Securities available-for-sale, at fair value, net of allowance for credit losses
(amortized cost of $2,646,414 and $2,526,644, respectively)(ACL of $775 and $—, respectively)	2,454,058	2,246,839
Securities held-to-maturity, at amortized cost, net of allowance for credit losses
(fair value of $2,246,526 and $2,156,694, respectively))(ACL of $695 and $1,500, respectively)	2,308,636	2,306,149
FRB and FHLB stock, at cost	160,442	147,773
Total investment securities	4,923,136	4,700,761
Loans held for sale	182,936	26,331
Loans and leases held for investment	25,032,679	23,781,663
Allowance for loan and lease losses	(245,612)	(239,360)
Loans and leases held for investment, net	24,787,067	23,542,303
Equipment leased to others under operating leases	238,232	307,188
Premises and equipment, net	146,698	142,546
Bank owned life insurance	350,083	339,517
Goodwill	214,521	214,521
Intangible assets, net	105,287	132,944
Deferred tax asset, net	656,755	720,587
Other assets	884,762	913,954
Total assets	$34,797,442	$33,542,864

LIABILITIES:
Noninterest-bearing deposits	$7,822,787	$7,719,913
Interest-bearing deposits	20,020,570	19,471,996
Total deposits	27,843,357	27,191,909
Borrowings (including $113,634 and $118,838 at fair value, respectively)	2,063,819	1,391,814
Subordinated debt	952,740	941,923
Accrued interest payable and other liabilities	396,249	517,269
Total liabilities	31,256,165	30,042,915

Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY:
Preferred stock	498,516	498,516
Common stock ($0.01 par value, 150,039,018 shares issued and 149,963,520 outstanding
at December 31, 2025; 158,557,735 shares issued and 158,346,529 outstanding at December 31, 2024)	1,500	1,586
Class B non-voting common stock ($0.01 par value, 477,321 shares issued at December 31, 2025
and 477,321 shares issued at December 31, 2024)	5	5
Non-voting common stock equivalents ($0.01 par value, 5,017,064 shares issued at
December 31, 2025 and 9,790,600 shares issued at December 31, 2024)	50	98
Additional paid-in capital	3,552,483	3,785,725
Retained deficit	(242,016)	(431,201)
Accumulated other comprehensive loss, net	(269,261)	(354,780)
Total stockholders' equity	3,541,277	3,499,949
Total liabilities and stockholders' equity	$34,797,442	$33,542,864
See accompanying Notes to Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share amounts)
Interest income:
Loans and leases	$1,440,397	$1,501,534	$1,496,357
Investment securities	153,326	140,794	174,996
Deposits in financial institutions	82,930	170,377	299,647
Total interest income	1,676,653	1,812,705	1,971,000
Interest expense:
Deposits	558,440	715,984	748,423
Borrowings	78,761	104,398	416,744
Subordinated debt	62,066	66,273	58,705
Total interest expense	699,267	886,655	1,223,872
Net interest income	977,386	926,050	747,128
Provision for credit losses	70,600	42,801	52,000
Net interest income after provision for credit losses	906,786	883,249	695,128
Noninterest income:
Leased equipment income	47,717	51,109	63,167
Other commissions and fees	38,637	33,258	38,086
Service charges on deposit accounts	19,146	18,583	16,468
(Loss) gain on sale of loans and leases	(115)	645	(161,346)
Loss on sale of securities	—	(60,400)	(442,413)
Dividends and gains on equity investments	7,992	7,982	15,731
Warrant income (loss)	1,726	408	(718)
LOCOM HFS adjustment	(9)	215	(8,461)
Other income	27,045	25,345	31,201
Total noninterest income (loss)	142,139	77,145	(448,285)
Noninterest expense:
Compensation	349,506	341,396	332,353
Insurance and assessments	32,750	70,779	135,666
Customer related expense	105,425	129,471	124,104
Occupancy	60,624	67,993	61,668
Information technology and data processing	55,458	60,418	51,805
Leased equipment depreciation	26,393	29,271	34,243
Other professional services	23,087	20,857	24,623
Loan expense	16,372	17,306	20,458
Intangible asset amortization	28,267	33,143	11,419
Acquisition, integration and reorganization costs	—	(14,183)	142,633
Goodwill impairment	—	—	1,376,736
Other expense	37,968	35,289	142,473
Total noninterest expense	735,850	791,740	2,458,181
Earnings (loss) before income taxes	313,075	168,654	(2,211,338)
Income tax expense (benefit)	84,102	41,766	(312,201)
Net earnings (loss)	228,973	126,888	(1,899,137)
Preferred stock dividends	39,788	39,788	39,788
Net earnings (loss) available to common and equivalent stockholders	$189,185	$87,100	$(1,938,925)

Earnings (loss) per share:
Basic	$1.18	$0.52	$(22.71)
Diluted	$1.17	$0.52	$(22.71)

See accompanying Notes to Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net earnings (loss)	$228,973	$126,888	$(1,899,137)
Other comprehensive income (loss), net of tax:
Unrealized net holding gains on securities available-for-sale arising during the year	88,224	11,987	16,525
Income tax expense related to net unrealized holding gains arising during the year	(24,777)	(3,057)	(3,938)
Unrealized net holding gains on securities available-for-sale, net of tax	63,447	8,930	12,587
Reclassification adjustment for net losses included in net earnings (1)	—	60,400	442,413
Income tax benefit related to reclassification adjustment	—	(17,143)	(120,797)
Reclassification adjustment for net losses included in net earnings, net of tax	—	43,257	321,616
Amortization of unrealized net loss on securities transferred
from available-for-sale to held-to-maturity	33,938	32,815	31,895
Income tax expense related to amortization of unrealized net loss on
securities transferred from available-for-sale to held-to-maturity	(9,492)	(9,312)	(8,835)
Amortization of unrealized net loss on securities transferred
from available-for-sale to held-to-maturity, net of tax	24,446	23,503	23,060
Change in fair value of credit-linked notes	868	(2,589)	7,794
Income tax (expense) benefit related to change in fair value of credit-linked notes	(209)	760	(2,211)
Change in fair value of credit-linked notes, net of tax	659	(1,829)	5,583
Unrealized (loss) gain on cash flow hedges arising during the year	(4,186)	4,897	(5,714)
Income tax benefit (expense) related to unrealized (loss) gain on
cash flow hedges arising during the year	1,153	(1,424)	1,657
Unrealized (loss) gain on cash flow hedges, net of tax	(3,033)	3,473	(4,057)
Other comprehensive income, net of tax	85,519	77,334	358,789
Comprehensive income (loss)	$314,492	$204,222	$(1,540,348)
__________________________________
(1)    Entire amount recognized in "Loss on sale of securities" on the Consolidated Statements of Earnings (Loss).

See accompanying Notes to Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

		Common Stock		Non-Voting			Accumulated
			Class B	Common	Additional	Retained	Other
	Preferred		Non-	Stock	Paid-in	Earnings	Comprehensive
	Stock	Voting	Voting	Equivalents	Capital	(Deficit)	Income (Loss)	Total
	(In thousands, except per share amount)
Balance, December 31, 2022	$498,516	$1,230	$—	$—	$2,821,064	$1,420,624	$(790,903)	$3,950,531
Net loss	—	—	—	—	—	(1,899,137)	—	(1,899,137)
Other comprehensive income, net of tax	—	—	—	—	—	—	358,789	358,789
Issuance of common stock for
merger with PacWest Bancorp	—	130	5	—	662,869	—	—	663,004
Proceeds from capital raise	—	217	—	108	382,575	—	—	382,900
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	—	—	—	28,697	—	—	28,697
Restricted stock surrendered	—	—	—	—	(5,419)	—	—	(5,419)
Shares purchased under the
Dividend Reinvestment Plan	—	—	—	—	69	—	—	69
Cash dividends paid:
Preferred stock, $1.9380/share	—	—	—	—	—	(39,788)	—	(39,788)
Common stock, $0.53/share(1)	—	—	—	—	(48,881)	—	—	(48,881)
Balance, December 31, 2023	498,516	1,577	5	108	3,840,974	(518,301)	(432,114)	3,390,765
Net earnings	—	—	—	—	—	126,888	—	126,888
Other comprehensive income, net of tax	—	—	—	—	—	—	77,334	77,334
Conversion of non-voting
common stock equivalents
to voting common stock	—	10	—	(10)	—	—	—	—
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	(1)	—	—	15,449	—	—	15,448
Restricted stock surrendered	—	—	—	—	(2,708)	—	—	(2,708)
Shares purchased under the
Dividend Reinvestment Plan	—	—	—	—	308	—	—	308
Cash dividends paid:
Preferred stock, $1.9380/share	—	—	—	—	—	(39,788)	—	(39,788)
Common stock, $0.40/share	—	—	—	—	(68,298)	—	—	(68,298)
Balance, December 31, 2024	498,516	1,586	5	98	3,785,725	(431,201)	(354,780)	3,499,949
____________________
(1)    Dividends per share amounts prior to November 30, 2023 have been restated as a result of the restatement of common stock outstanding being multiplied by the exchange ratio of 0.6569.

See accompanying Notes to Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

		Common Stock		Non-Voting			Accumulated
			Class B	Common	Additional	Retained	Other
	Preferred		Non-	Stock	Paid-in	Earnings	Comprehensive
	Stock	Voting	Voting	Equivalents	Capital	(Deficit)	Income (Loss)	Total
	(In thousands, except per share amount)
Balance, December 31, 2024	498,516	1,586	5	98	3,785,725	(431,201)	(354,780)	3,499,949
Net earnings	—	—	—	—	—	228,973	—	228,973
Other comprehensive income, net of tax	—	—	—	—	—	—	85,519	85,519
Exercise of stock options	—	—	—	—	77	—	—	77
Conversion of non-voting
common stock equivalents
to voting common stock	—	47	—	(47)	—	—	—	—
Conversion of voting common
stock to non-voting common
stock equivalents	—	(11)	—	11	—	—	—	—
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	3	—	—	23,349	—	—	23,352
Restricted stock surrendered	—	—	—	—	(3,714)	—	—	(3,714)
Shares purchased under the
Dividend Reinvestment Plan	—	—	—	—	282	—	—	282
Shares repurchased under
Stock Repurchase Program
including excise tax	—	(125)	—	(12)	(187,590)	—	—	(187,727)
Cash dividends:
Preferred stock, $1.9380/share	—	—	—	—	—	(39,788)	—	(39,788)
Common stock, $0.40/share	—	—	—	—	(65,646)	—	—	(65,646)
Balance, December 31, 2025	$498,516	$1,500	$5	$50	$3,552,483	$(242,016)	$(269,261)	$3,541,277

See accompanying Notes to Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

		Common Stock		Non-Voting
	Preferred		Class B	Common Stock
	Stock	Voting	Non-Voting	Equivalents
	(In ones)
Number of shares, December 31, 2022	513,250	78,973,869	—	—
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	55,422	—	—
Restricted stock surrendered	—	(230,773)	—	—
Issuance of stock for merger with PacWest Bancorp	—	57,157,632	477,321
Shares issued in capital raise		21,690,334	—	10,829,990
Shares purchased under Dividend Reinvestment Plan		5,268	—	—
Number of shares, December 31, 2023	513,250	157,651,752	477,321	10,829,990
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	(54,555)	—	—
Restricted stock surrendered	—	(99,357)	—	—
Shares purchased under Dividend Reinvestment Plan	—	20,505	—	—
Conversion of non-voting common stock equivalents
to voting common stock	—	1,039,390	—	(1,039,390)
Number of shares, December 31, 2024	513,250	158,557,735	477,321	9,790,600
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	586,395	—	—
Restricted stock surrendered	—	(254,280)	—	—
Shares purchased under Dividend Reinvestment Plan	—	18,445	—	—
Shares repurchased under Stock Repurchase Program	—	(12,498,429)	—	(1,150,000)
Options exercised	—	5,616	—	—
Conversion of voting common stock to non-voting
common stock equivalents	—	(1,144,594)	—	1,144,594
Conversion of non-voting common stock equivalents
to voting common stock	—	4,768,130	—	(4,768,130)
Number of shares, December 31, 2025	513,250	150,039,018	477,321	5,017,064

See accompanying Notes to Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$228,973	$126,888	$(1,899,137)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill impairment	—	—	1,376,736
Depreciation and amortization	49,274	54,593	52,691
Amortization of net premiums on investment securities	19,683	23,809	37,488
Accretion of net purchased loan discounts and deferred loan fees	(84,754)	(105,089)	—
Amortization of intangible assets	28,267	33,143	11,419
Amortization of operating lease ROU assets	23,485	33,666	27,176
Provision for credit losses	70,600	42,801	52,000
Gain on sale of foreclosed assets, net	(203)	(819)	(586)
Provision for losses on foreclosed assets	773	1,885	1,992
Loss (gain) on sale of loans and leases, net	115	(645)	161,346
Loss (gain) on disposal of premises and equipment	199	647	(571)
Loss on sale of securities, net	—	60,400	442,413
Gain on BOLI death benefits	—	(1,100)	(416)
Unrealized (gain) loss on derivatives, foreign currencies, and credit-linked notes, net	(297)	(276)	5,629
LOCOM HFS adjustment	9	(215)	8,461
Earned stock compensation	23,352	15,448	28,697
Decrease (increase) in other assets	53,522	167,973	(214,614)
(Decrease) increase in accrued interest payable and other liabilities	(157,397)	(375,735)	45,044
Net cash provided by operating activities	255,601	77,374	135,768
Cash flows from investing activities:
Cash acquired in acquisitions, net of cash consideration paid	—	—	335,319
Net (increase) decrease in loans and leases	(1,658,721)	(662,358)	464,057
Proceeds from sales of loans and leases	261,875	2,455,814	8,524,063
Proceeds from maturities and paydowns of securities available-for-sale	478,677	243,572	261,042
Proceeds from sales of securities available-for-sale	—	693,338	3,028,011
Purchases of securities available-for-sale	(605,394)	(835,949)	(13,439)
Proceeds from maturities and paydowns of securities held-to-maturity	19,520	1,398	1,353
Purchases of FHLB and FRB stock	(17,396)	(23,440)	(304,014)
Redemptions of FHLB and FRB stock	4,727	2,013	272,162
Proceeds from sales of foreclosed assets	14,706	16,909	17,137
Purchases of premises and equipment, net	(20,830)	(13,047)	(15,219)
Proceeds from sales of premises and equipment	—	190	9,018
Proceeds from BOLI death benefits	2,124	5,058	3,946
Net decrease in equipment leased to others under operating leases	42,563	7,866	25,709
Net cash (used in) provided by investing activities	(1,478,149)	1,891,364	12,609,145

See accompanying Notes to Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	102,874	(54,341)	(5,722,546)
Net increase (decrease) in interest-bearing deposits	548,574	(3,155,519)	(4,359,678)
Repayments of borrowings	(178,285)	(2,623,756)	(2,320,516)
Proceeds from borrowings	850,185	1,100,000	2,506,300
Net proceeds from stock issuance	—	—	382,900
Common shares repurchased under Stock Repurchase Program	(187,727)	—	—
Common shares purchased under the Dividend Reinvestment Plan	—	308	69
Exercise of options	77	—	—
Restricted stock surrendered	(3,714)	(2,708)	(5,419)
Preferred stock dividends paid	(39,788)	(39,788)	(39,788)
Common stock dividends paid	(63,895)	(68,298)	(48,881)
Net cash provided by (used in) financing activities	1,028,301	(4,844,102)	(9,607,559)
Net (decrease) increase in cash and cash equivalents	(194,247)	(2,875,364)	3,137,354
Cash and cash equivalents, beginning of year	2,502,212	5,377,576	2,240,222
Cash and cash equivalents, end of year	$2,307,965	$2,502,212	$5,377,576

Supplemental disclosures of cash flow information:
Cash paid for interest	$715,041	$1,014,839	$1,063,981
Cash paid (received) for income taxes	7,545	(14,450)	(68,168)
Loans transferred to foreclosed assets	22,844	19,978	20,915
Transfers from loans held for investment to loans held for sale	448,107	1,930,285	3,162,615
Transfers to loans held for investment from loans held for sale	—	1,179	513,914

Effective November 30, 2023, the Company merged with PacWest Bancorp in a transaction summarized as follows:
Fair value of assets acquired			$8,405,477
Stock consideration			(663,004)
Liabilities assumed			$7,742,473

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
Banc of California is one of the nation's premier relationship-based business banks, providing banking and treasury management services to small, middle-market, and venture-backed businesses. The Bank offers a broad range of loan and deposit products and services through full-service branches located throughout California and in Denver, Colorado, and Durham, North Carolina, as well as through regional offices nationwide. The Bank also provides full-service payment processing solutions to its clients and serves the Community Association Management industry nationwide with its technology-forward platform, SmartStreet™. The Bank is committed to its local communities by supporting organizations that provide financial literacy and job training, small business support, affordable housing, and more.
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
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses," requiring additional disclosure of income statement expenses, including categories like employee compensation, depreciation, and intangible asset amortization, as well as selling expenses. Companies must also qualitatively describe any remaining amounts not separately disclosed. In January 2025, the FASB also issued ASU 2025-01, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures-Clarifying the Effective Date," clarified that all public business entities must adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The disclosures apply prospectively, but retrospective application is allowed. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." The new standard clarifies and modernizes the accounting for costs related to internal-use software under ASC 350-40. Specifically, the amendments address the accounting for software developed using iterative and agile development methods, clarify the threshold for when capitalization of software costs should begin, and require the disclosure requirements of ASC 360-10. This guidance is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. Entities may apply the guidance using one of three transition methods: prospective, modified retrospective (based on the project’s status and whether costs were previously capitalized), or full retrospective application. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.
In November 2025, the FASB issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans,” which updates the accounting for acquired loans under the CECL model. The amendments address application challenges under previous guidance, including the perceived double-counting of credit losses at acquisition, by expanding the gross-up approach and introducing the concept of purchased seasoned loans. Under the new standard, an allowance for credit losses is recorded at acquisition with a corresponding adjustment to the loan’s amortized cost basis, eliminating the requirement for a day-one provision for certain acquired loans. Loans acquired in a business combination (excluding credit cards) are automatically considered purchased seasoned loans, while other loans qualify if acquired more than 90 days after origination and the acquirer was not involved in origination. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and is to be applied prospectively. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
In December 2025, the FASB issued ASU 2025‑11, “Interim Reporting (Topic 270): Narrow‑Scope Improvements,” which clarifies and consolidates interim reporting guidance under ASC 270 for entities issuing interim financial statements. In addition, the update establishes a disclosure principle requiring entities to disclose material events or changes since the end of the most recent annual reporting period. The amendment does not introduce new recognition, measurement, or disclosure requirements and are not intended to change the fundamental nature of interim reporting, but rather to enhance clarity and consistency in interim financial reporting. The guidance is effective for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Entities may apply the guidance using either prospective or retrospective application. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The standard, among other changes, improves annual income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The enhanced income tax disclosure requirements apply on a prospective basis to annual financial statements for periods beginning after December 15, 2024. However, retrospective application in all prior periods presented is permitted. The Company adopted this accounting guidance on a prospective basis and determined this guidance did not have a material impact on the Company's consolidated financial statements.
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
On November 30, 2023 (the "Merger Date"), PacWest Bancorp merged with and into Banc of California, Inc. (the “Merger”), with Banc of California, Inc. continuing as the surviving legal corporation and Banc of California, Inc. concurrently closed a $400 million equity capital raise. The Merger was accounted for as a reverse merger using the acquisition method of accounting, therefore, PacWest Bancorp was deemed the acquirer for financial reporting purposes, even though Banc of California, Inc. was the legal acquirer. The Merger was an all-stock transaction and has been accounted for as a business combination. Banc of California, Inc.'s financial results for all periods ended prior to November 30, 2023 reflect PacWest Bancorp results on a standalone basis. In addition, Banc of California, Inc.'s reported financial results for the year ended December 31, 2023 reflect PacWest Bancorp financial results, only on a standalone basis until the closing of the Merger on November 30, 2023, and results of the combined company for the month of December 2023. The number of shares issued and outstanding, earnings per share, and all references to share quantities or metrics of Banc of California, Inc. have been retrospectively restated to reflect the equivalent number of shares issued in the Merger as the Merger was accounted for as a reverse merger. Under the reverse merger method of accounting, the assets and liabilities of legacy Banc of California, Inc. as of November 30, 2023 were recorded at their respective fair values. Refer to "Note 2. Business Combinations" for additional information on this merger.
Use of Estimates
The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses (the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments) and the realization of DTAs. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.
Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of: (1) cash on hand and cash due from banks, (2) interest‑earning deposits in financial institutions, and (3) federal funds sold with original maturities less than 90 days. Interest‑earning deposits in financial institutions represent mostly cash held at the FRBSF, the majority of which is immediately available. Restricted cash, if any, is disclosed in our consolidated financial statements.

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
Available-for-sale debt securities. AFS debt securities are carried at fair value and are subject to impairment testing. Premiums and discounts are amortized or accreted over the life of the security as an adjustment to its yield using the interest method. Realized gains or losses from the sale of securities are calculated using the specific identification method. A security is impaired if the fair value of the security is less than its amortized cost basis. When an AFS debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize an allowance for credit losses by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components (if any) of the fair value decline. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation allowance would be reduced, but not more than the amount of the current existing allowance for that security. The amortized cost of the Company's AFS debt securities excludes accrued interest receivable, which is included in "Other assets" on the Company's consolidated balance sheets. The Company has made an Accounting Policy election not to recognize an allowance for credit losses for accrued interest receivable on AFS debt securities, as the Company reverses any accrued interest against interest income if a debt security is impaired.
Transfer between categories of debt securities. Upon transfer of a debt security from the AFS category to the HTM category, the security's new amortized cost is reset to fair value, reduced by any previous write-offs but excluding any allowance for credit losses. Any associated unrealized gains or losses on such investments as of the date of transfer become part of the security's amortized cost and are subsequently amortized or accreted into interest income over the remaining life of the securities as effective yield adjustments using the interest method. In addition, the related unrealized gains and losses included in accumulated other comprehensive income on the date of transfer are also subsequently amortized or accreted into interest income over the remaining life of the securities as effective yield adjustments using the interest method. For transfers of securities from the AFS category to the HTM category, any allowance for credit losses that was previously recorded under the AFS model is reversed and an allowance for credit losses is subsequently recorded under the HTM debt security model. The reversal and re-establishment of the allowance for credit losses are recorded in the "Provision for credit losses" on the Company's consolidated statements of earnings (loss).
Held-to-maturity debt securities. Debt securities that the Company has the intent and ability to hold until maturity are classified as HTM and are carried at amortized cost, net of the allowance for credit losses. Premiums and discounts are amortized or accreted over the life of the security as an adjustment to its yield using the interest method. Realized gains or losses from the sale of securities are calculated using the specific identification method. HTM debt securities are generally placed on nonaccrual status using factors similar to those described for loans. The amortized cost of the Company's HTM debt securities excludes accrued interest receivable, which is included in "Other assets" on the Company's consolidated balance sheets. The Company has made an Accounting Policy election not to recognize an allowance for credit losses for accrued interest receivable on HTM debt securities, as the Company reverses any accrued interest against interest income if a debt security is placed on nonaccrual status. Any cash collected on nonaccrual HTM securities is applied to reduce the security's amortized cost basis and not as interest income. Generally, the Company returns a HTM security to accrual status when all delinquent interest and principal become current under the contractual terms of the security, and the collectability of remaining principal and interest is no longer doubtful.

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
Equity and Other Investments
Investments in equity securities are classified into one of two categories for accounting purposes.
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
Our equity investments also include our investments in Small Business Investment Companies (“SBICs”). All of our SBIC investments meet the definition of investment companies, as defined in ASC 946, Financial Services - Investment Companies. We elected the practical expedient available in Topic 820, Fair Value Measurements, which permits the use of NAV per share or equivalent to value investments in entities that are or are similar to investment companies. SBICs are required to value and report their investments at estimated fair value. We record the unrealized gains and losses resulting from changes in the fair value of our SBIC investments as dividends and gains on equity investments in our consolidated statements of earnings (loss). The carrying value of our SBIC investments is equal to the capital account balance per each SBIC entities' quarterly financial statements.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Leases to customers. We provide equipment financing to our customers primarily with direct financing and operating leases. For direct financing leases, lease receivables are recorded on the balance sheet under "Gross loans and leases HFI," but the leased property is not, although we generally retain legal title to the leased property until the end of each lease. Direct financing leases are stated at the net amount of minimum lease payments receivable, plus any unguaranteed residual value, less the amount of unearned income and net acquisition discount at the reporting date. Direct lease origination costs are amortized using the effective interest method over the life of the leases. Leases acquired in an acquisition are initially measured and recorded at their fair value on the acquisition date. Purchase discount or premium on acquired leases is recognized as an adjustment to interest income over the contractual life of the leases using the effective interest method or taken into income when the related leases are paid off. Direct financing leases are subject to our accounting for allowance for loans and leases.
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
Loans and leases held for sale. As part of our management of the loans and leases held in our portfolio, on occasion we will transfer loans from HFI to HFS. Upon transfer, any associated allowance for loan and lease loss is reversed and the carrying value of the loan is adjusted to the lower of cost or estimated fair value. The unamortized balance of net deferred fees and costs associated with loans HFS is not accreted or amortized to interest income until the related loans are sold. Gains or losses on the sale of these loans are recorded as "Noninterest income" in the consolidated statements of earnings (loss).
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Individually Evaluated Loans and Leases. Loans and leases that do not share similar risk characteristics with other financial assets are individually evaluated for impairment and excluded from loan pools used within the collective evaluation of estimated credit losses. We defined the following criteria for what constitutes a “default,” which results in a loan no longer sharing similar risk characteristics with other loans, and therefore requires an individual evaluation for expected credit losses. The criteria for default may include any one of the following: on nonaccrual status, payment delinquency of 90 days or more, and/or risk rated doubtful or loss.
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
The allowance for credit losses on loans and leases HFI is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of the amortized cost basis of loans and leases, while the reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the consolidated balance sheets. The amortized cost basis of loans and leases does not include accrued interest receivable, which is included in "Other assets" on the consolidated balance sheets. The "Provision for credit losses" on the consolidated statements of earnings (loss) is a combination of the provision for loan and lease losses, the provision for unfunded loan commitments, and the provision for HTM and AFS debt securities.
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
Our CECL methodology for the collectively evaluated loans includes both quantitative and qualitative loss factors which are applied to our population of loans and leases and assessed at a pool level. Loans with similar risk characteristics are evaluated collectively using the quantitative models applying pool-specific probability of default ("PD") and loss given default ("LGD") rates to the expected exposure at default ("EAD") over the contractual life of loans and leases considering the effects of prepayments. The portfolios are segmented by major loan classes based upon loan types that share similar default risk characteristics. Historical loss experience, internal credit ratings, prepayments and economic forecast are incorporated into expected credit losses. Management uses probability weighted external forecasts to support the reasonable and supportable forecast. After that period, assumptions revert to our historical experience. The qualitative portion of the reserve on collectively evaluated loans and leases represents management's judgment of additional considerations to account for internal and external risk factors, conditions that may not be appropriately reflected in quantitatively derived results, or other relevant factors to ensure the allowance for credit losses reflects our best estimate of current expected credit losses. Current forecasted economic trends and underlying market values for collateral dependent loans are generally consider to be encompassed within the CECL quantitative reserve. An incremental qualitative adjustment may be considered when economic forecasts exhibit higher levels of volatility or uncertainty.
The PDs calculated by the quantitative models are highly correlated to our internal risk ratings assigned to each loan and lease. To ensure the accuracy of our credit risk ratings, an independent credit review function assesses the appropriateness of the credit risk ratings assigned to loans and leases on a regular basis. The credit risk ratings assigned to every loan and lease are as follows:
•High Pass (Risk ratings 1-2). Loans and leases rated as "high pass" exhibit a favorable credit profile and have minimal risk characteristics. Repayment in full is expected, even in adverse economic conditions.
•Pass (Risk ratings 3-4.5). Loans and leases rated as "pass" are not adversely classified and collection and repayment in full are expected.
•Special Mention (Risk rating 5). Loans and leases rated as "special mention" have a potential weakness that requires management's attention. If not addressed, these potential weaknesses may result in further deterioration in the borrower's ability to repay the loan or lease.
•Substandard (Risk rating 6). Loans and leases rated as "substandard" have a well-defined weakness or weaknesses that jeopardize the collection of the debt. They are characterized by the possibility that we will sustain some loss if the weaknesses are not corrected.
•Doubtful (Risk rating 7). Loans and leases rated as "doubtful" have all the weaknesses of those rated as "substandard," with the additional trait that the weaknesses make collection or repayment in full highly questionable and improbable.
We may refer to the loans and leases with assigned credit risk ratings of "substandard" and "doubtful" together as "classified" loans and leases. For further information on classified loans and leases, see "Note 5. Loans and Leases."
Expected credit losses on unfunded commitments are estimated using the same frameworks applied to the funded loans, adjusted for expected utilization.
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
Bank Owned Life Insurance
The Bank has purchased life insurance policies on certain key employees. BOLI is recorded at the amount that can be realized under the insurance contract, which is the cash surrender value.
Mortgage Servicing Rights
Mortgage servicing rights ("MSRs") give us the contractual rights to receive service fees in exchange for performing loan servicing functions on behalf of investors who have an ownership interest in the loans being serviced. Purchased mortgage servicing rights are recorded at the purchase price at the time of acquisition, which approximates the fair value of such assets. Subsequent to acquisition, MSRs are accounted for under the amortization method and amortized over the period of estimated net servicing income (level yield method) generated from servicing the loans. MSRs are evaluated quarterly for impairment by estimating the fair value of the MSRs and comparing that value to their amortized cost. Impairment, if any, is recognized with a valuation allowance to the extent the fair value is less than the carrying value of the MSRs. Subsequent increases in the fair value of impaired MSRs are recognized only up to the amount of the previously recognized valuation allowance. The estimated fair value of the MSRs is obtained through independent third-party valuations based on an analysis of future cash flows, incorporating key assumptions including discount rates, prepayment speeds and interest rates.
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
Both CDI and CRI are reviewed for impairment quarterly for triggering events indicating their carrying values may not be recoverable. If the recoverable amount of either CDI or CRI is determined to be less than its carrying value, we would then measure the amount of impairment based on an estimate of the intangible asset’s fair value at that time. If the fair value is below the carrying value, then the intangible asset is reduced to such fair value; an impairment loss for such amount would be recognized as a charge to "Noninterest expense" in the consolidated statements of earnings (loss).
Operating Leases
As of December 31, 2025, the Company's operating leases related solely to our leased facilities. The Company determines whether an arrangement is a lease at contract inception. Operating leases with terms greater than 12 months are recognized as right-of-use ("ROU") assets and lease liabilities and are reported in other assets and accrued interest payable and other liabilities, respectively. The Company applies the short-term lease exemption to leases with an original term of less than 12 months, for which no ROU asset or lease liability is recorded. Lease and non-lease components are accounted for as a single lease component.
ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at lease commencement based on the present value of lease payments over the lease term, discounted using the Company's incremental borrowing rate. ROU assets generally equal the lease liability, adjusted for prepaid lease payments, initial direct costs, and lease incentives.
Certain lease agreements include variable payments based on changes in indices such as the CPI. Variable lease payments are recognized in the period incurred and do not result in remeasurement of ROU assets or lease liabilities. Lease terms may include options to extend or terminate the lease when it is reasonably certain such options will be exercised. Rent expense is recognized on a straight-line basis over the lease term and included in occupancy expense.
The Company uses the long-lived assets impairment guidance under ASC Topic 360-10-35, "Property, Plant and Equipment," to determine whether an ROU asset is impaired, and if impaired, the amount of loss to recognize. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These could include vacating the leased space, obsolescence, or physical damage to a facility. Under ASC Topic 842, "Leases," if an impairment loss is recognized, the adjusted carrying amount becomes the new new accounting basis as is amortized over the remaining lease term.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Stock-Based Compensation
The Company issues stock-based compensation instruments consisting of RSUs, TRSAs and PSUs. Compensation expense related to RSUs and TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the required service period using the straight‑line method. The market price of our voting common stock at the date of grant is used to determine the grant date fair value of restricted stock awards and units. For stock awards and units that contain a market condition, a Monte Carlo simulation valuation model is used to calculate the grant date fair value of such awards. Forfeitures of stock-based awards are recognized when they occur. Compensation expense related to PSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. PSUs expense may vary during the performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PSUs is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable and the employee continues to meet the service requirement of the award.
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
Derivative Instruments
The Company uses derivatives to manage exposure to market risk, primarily foreign currency risk and IRR, and to assist customers with their risk management objectives. The Company uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities. The objective is to manage the uncertainty of future foreign exchange rate fluctuations. These derivatives provide for a fixed exchange rate which has the effect of reducing or eliminating changes to anticipated cash flows to be received on assets and liabilities denominated in foreign currencies as the result of changes to exchange rates. Our foreign currency derivatives are not designated as accounting hedges and recorded at fair value in "Other assets" and "Accrued interest payable and other liabilities" in the consolidated balance sheets. The changes in fair value of our derivatives and the related interest are recognized in "Noninterest income - Other income" in the consolidated statements of earnings (loss).
The Bank offers interest rate swap products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable-rate loans. When such products are issued, we also enter into an offsetting swap with institutional counterparties to eliminate the IRR to us. These back-to-back swap agreements, which generate fee income for us, are intended to offset each other. We retain the credit risk of the original loan. The net cash flow for us is equal to the interest income received from a variable rate loan originated with the client plus a fee. These swaps are not designated as accounting hedges and are recorded at fair value in "Other assets" and "Accrued interest payable and other liabilities" in the consolidated balance sheets. The changes in fair value are recorded in "Noninterest income - Other income" in the consolidated statements of earnings (loss).

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
The Company uses interest rate swaps and interest rate collars to limit its exposure to IRR. The objective of these instruments is to offset the risks of changes in benchmark interest rates associated with floating rate deposits and borrowings. The Company applies hedge accounting for qualifying derivative instruments used to manage IRR. A cash flow hedge is a derivative instrument used to manage the variability in future expected cash flows that would otherwise be impacted by movements in interest rates. To quality for hedge accounting, the cash flow hedge must be highly effective at reducing the risk associated with the hedged exposure. The effectiveness of the hedging relationship is documented at inception and is monitored at least quarterly through the life of the transaction. A cash flow hedge that is designated as highly effective is carried at fair value in "Other assets" or "Accrued interest payable and other liabilities" in the consolidated balance sheets with the change in fair value recorded in accumulated other comprehensive loss, net (“AOCI”) and subsequently recognized in earnings in the same period that the hedged forecasted transaction affects earnings. At that time, the amount reclassified from AOCI is presented in the same income statement line item in which the hedged transaction is reported (interest income or expense). If the cash flow hedge becomes ineffective, the change in fair value is reclassified from AOCI to earnings. Cash flows from cash flow hedges are classified as operating activities in the statement of cash flows. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item.
Derivative instruments expose us to credit risk in the event of nonperformance by counterparties. This risk exposure consists primarily of the fair value of agreements where we are in a favorable position. We manage the credit risk associated with various derivative agreements through counterparty credit review and monitoring procedures. For further information regarding this item, see "Note 12. Derivatives" under the Basis of Financial Statement Presentation for more information regarding derivative instruments.
Transfers of Financial Asset
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Business Segments
We regularly assess our strategic plans, operations, reporting structures and financial information provided to management to identify our reportable segments. We operated as one reportable segment - Commercial Banking. The factors considered in making this determination include the nature of products and services offered, geographic regions in which we operate and how information is reviewed by our CODM. See "Note 24. Segment Reporting."
Advertising Costs
Advertising costs are expensed as incurred.
NOTE 2. BUSINESS COMBINATIONS
On November 30, 2023, PacWest Bancorp merged with and into Banc of California, Inc., with Banc of California, Inc. continuing as the surviving legal corporation. Promptly following the Merger, Banc of California, Inc.’s wholly owned bank subsidiary, Banc of California, N.A., merged with and into PacWest Bancorp’s wholly owned bank subsidiary, Pacific Western Bank, with Pacific Western Bank surviving the merger. The name of the bank was then changed to Banc of California. Refer to "Note 1. Nature of Operations and Summary of Significant Accounting Policies" under the Basis of Financial Statement Presentation for more information pertaining to the completed Merger.
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
In connection with the Merger, the Company recorded $214.5 million of goodwill. Goodwill represents the excess of the purchase price over the fair value of the assets acquired, net of fair value of liabilities assumed. Information regarding the allocation of goodwill recorded as a result of the acquisition, as well as the carrying amounts and amortization of core deposit and other intangible assets, are provided in "Note 7. Goodwill and Other Intangible Assets, Net."
NOTE 3. RESTRICTED CASH
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. There were no average reserves required to be held at the FRBSF for the years ended December 31, 2025 and 2024. The following restricted cash balances are included in "Interest-earning deposits in financial institutions" on the consolidated balance sheets. As of December 31, 2025 and 2024, we pledged cash collateral for our derivative contracts of $15.1 million and $5.3 million, respectively. In connection with the issuance of the credit-linked notes on September 29, 2022, the Company maintains a correspondent bank account at a third-party financial institution that serves as the collateral account. The repayment of principal on the credit-linked notes is secured by this collateral account, which had a balance of $115.3 million at December 31, 2025 and $119.6 million at December 31, 2024. We pledged cash to secure standby letters of credit that we have issued on behalf of our customers. At December 31, 2025 and 2024, the balances of such restricted cash totaled $39.8 million and $59.3 million, respectively.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 4.  INVESTMENT SECURITIES
Securities Available-for-Sale
The following tables present amortized cost, gross unrealized gains and losses, and fair values of AFS securities as of the dates indicated:

	December 31, 2025
		Allowance		Gross	Gross
	Amortized	for Credit	Net Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$972,161	$—	$972,161	$—	$(138,076)	$834,085
Agency commercial MBS	52,022	—	52,022	44	(1,100)	50,966
Agency residential CMOs	883,067	—	883,067	3,857	(15,300)	871,624
Corporate debt securities	257,236	(775)	256,461	576	(15,441)	241,596
Private label residential CMOs	254,787	—	254,787	522	(26,334)	228,975
Collateralized loan obligations	200,519	—	200,519	303	—	200,822
Private label commercial MBS	9,746	—	9,746	—	(467)	9,279
Asset-backed securities	13,242	—	13,242	7	—	13,249
SBA securities	3,634	—	3,634	—	(172)	3,462
Total (1)	$2,646,414	$(775)	$2,645,639	$5,309	$(196,890)	$2,454,058
_________________________
(1)    Excludes accrued interest receivable of $11.4 million at December 31, 2025 which is recorded in "Other assets" on the consolidated balance sheets.

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$1,051,601	$—	$(189,761)	$861,840
Agency commercial MBS	52,610	—	(1,046)	51,564
Agency residential CMOs	467,319	223	(20,911)	446,631
Municipal securities	602	—	(8)	594
Corporate debt securities	289,098	—	(31,386)	257,712
Private label residential CMOs	352,615	7	(35,712)	316,910
Collateralized loan obligations	278,976	469	(29)	279,416
Private label commercial MBS	13,585	—	(1,213)	12,372
Asset-backed securities	15,674	—	(74)	15,600
SBA securities	4,564	—	(364)	4,200
Total (1)	$2,526,644	$699	$(280,504)	$2,246,839
_________________________
(1)    Excludes accrued interest receivable of $12.6 million at December 31, 2024 which is recorded in "Other assets" on the consolidated balance sheets.
See "Note 15. Fair Value Measurements" for information on fair value measurements and methodology.
As of December 31, 2025, AFS securities with a fair value of $3.5 million were pledged as collateral solely for public deposits.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Realized Gains and Losses on Securities Available-for-Sale
The following table presents the amortized cost of securities sold with related gross realized gains, gross realized losses, and net realized (losses) gains for the years indicated:

	Year Ended December 31,
Sales of Securities Available-for-Sale	2025	2024	2023
	(In thousands)
Amortized cost of securities sold	$—	$753,738	$3,470,424

Gross realized gains	$—	$1,396	$—
Gross realized losses	—	(61,796)	(442,413)
Net realized losses	$—	$(60,400)	$(442,413)
Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of AFS securities that were in unrealized loss positions as of the dates indicated:

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$—	$—	$834,085	$(138,076)	$834,085	$(138,076)
Agency commercial MBS	4,994	(6)	32,006	(1,094)	37,000	(1,100)
Agency residential CMOs	70,270	(117)	101,501	(15,183)	171,771	(15,300)
Corporate debt securities	—	—	188,545	(15,441)	188,545	(15,441)
Private label residential CMOs	19,672	(8)	127,020	(26,326)	146,692	(26,334)
Private label commercial MBS	—	—	9,279	(467)	9,279	(467)
SBA securities	—	—	3,462	(172)	3,462	(172)
Total	$94,936	$(131)	$1,295,898	$(196,759)	$1,390,834	$(196,890)

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$—	$—	$861,840	$(189,761)	$861,840	$(189,761)
Agency commercial MBS	40,291	(87)	11,273	(959)	51,564	(1,046)
Agency residential CMOs	273,347	(1,994)	104,757	(18,917)	378,104	(20,911)
Municipal securities	—	—	594	(8)	594	(8)
Corporate debt securities	15,968	(32)	241,744	(31,354)	257,712	(31,386)
Private label residential CMOs	180,915	(1,031)	129,178	(34,681)	310,093	(35,712)
Collateralized loan obligations	38,771	(29)	—	—	38,771	(29)
Private label commercial MBS	—	—	12,372	(1,213)	12,372	(1,213)
Asset-backed securities	15,600	(74)	—	—	15,600	(74)
SBA securities	—	—	4,200	(364)	4,200	(364)
Total	$564,892	$(3,247)	$1,365,958	$(277,257)	$1,930,850	$(280,504)

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
At December 31, 2025, the Company evaluated all securities in an unrealized loss position to determine whether any portion of the unrealized losses were attributable to credit related factors. As a result of this assessment, an allowance for credit losses of $0.8 million was recorded on one corporate debt security classified as AFS. For all other securities in unrealized loss position, the loss was attributable to changes in market interest rates and other market conditions, rather than credit deterioration of the underlying issuers. In making this determination, we considered several factors, including credit ratings and financial condition of the issuers, the seniority of the tranches, and any U.S. government agency guarantees. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis. Therefore, no write-down to fair value through earnings was necessary. Except for the credit loss recognized above, the remaining unrealized losses continue to be recorded in accumulated other comprehensive loss within stockholders’ equity.
Contractual Maturities of Securities Available-for-Sale
The following tables present the contractual maturities of our AFS securities portfolio based on amortized cost and fair value as of the dates indicated:

	December 31, 2025
	Due Within	Due after One Year	Due After Five Years	Due After
Security Type	One Year	Through Five Years	Through Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Agency residential MBS	$—	$—	$—	$972,161	$972,161
Agency commercial MBS	—	40,168	—	11,854	52,022
Agency residential CMOs	—	—	13,691	869,376	883,067
Corporate debt securities	10,750	47,677	198,809	—	257,236
Private label residential CMOs	—	—	—	254,787	254,787
Collateralized loan obligations	—	208	93,763	106,548	200,519
Private label commercial MBS	—	—	5,928	3,818	9,746
Asset-backed securities	—	—	—	13,242	13,242
SBA securities	—	—	3,634	—	3,634
Total	$10,750	$88,053	$315,825	$2,231,786	$2,646,414

	December 31, 2025
	Due Within	Due after One Year	Due After Five Years	Due After
Security Type	One Year	Through Five Years	Through Ten Years	Ten Years	Total
	(In thousands)
Fair Value:
Agency residential MBS	$—	$—	$—	$834,085	$834,085
Agency commercial MBS	—	40,193	—	10,773	50,966
Agency residential CMOs	—	—	13,792	857,832	871,624
Corporate debt securities	10,750	47,033	183,813	—	241,596
Private label residential CMOs	—	—	—	228,975	228,975
Collateralized loan obligations	—	208	93,793	106,821	200,822
Private label commercial MBS	—	—	5,638	3,641	9,279
Asset-backed securities	—	—	—	13,249	13,249
SBA securities	—	—	3,462	—	3,462
Total	$10,750	$87,434	$300,498	$2,055,376	$2,454,058
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Securities Held-to-Maturity
The following tables present amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair values of HTM securities as of the dates indicated:

	December 31, 2025
	Amortized	Allowance for	Net Carrying	Gross Unrealized	Gross Unrealized	Fair
Security Type	Cost	Credit Losses	Amount	Gains	Losses	Value
	(In thousands)
Municipal securities	$1,237,792	$(20)	$1,237,772	$2,052	$(20,713)	$1,219,111
Agency commercial MBS	447,283	—	447,283	—	(19,645)	427,638
Private label commercial MBS	360,382	—	360,382	—	(9,606)	350,776
U.S. Treasury securities	193,022	—	193,022	—	(7,934)	185,088
Corporate debt securities	70,852	(675)	70,177	—	(6,264)	63,913
Total (1)	$2,309,331	$(695)	$2,308,636	$2,052	$(64,162)	$2,246,526
__________________________
(1)    Excludes accrued interest receivable of $13.4 million at December 31, 2025 which is recorded in "Other assets" on the consolidated balance sheets.

	December 31, 2024
	Amortized	Allowance for	Net Carrying	Gross Unrealized	Gross Unrealized	Fair
Security Type	Cost	Credit Losses	Amount	Gains	Losses	Value
	(In thousands)
Municipal securities	$1,251,364	$(140)	$1,251,224	$35	$(54,799)	$1,196,460
Agency commercial MBS	440,476	—	440,476	—	(37,840)	402,636
Private label commercial MBS	355,342	—	355,342	—	(26,226)	329,116
U.S. Treasury securities	189,985	—	189,985	—	(16,702)	173,283
Corporate debt securities	70,482	(1,360)	69,122	—	(13,923)	55,199
Total (1)	$2,307,649	$(1,500)	$2,306,149	$35	$(149,490)	$2,156,694
__________________________
(1)    Excludes accrued interest receivable of $13.4 million at December 31, 2024 which is recorded in "Other assets" on the consolidated balance sheets.
As of December 31, 2025, HTM securities with an amortized cost of $2.3 billion and a fair value of $2.2 billion were pledged as collateral primarily for the FRB secured line of credit and public deposits.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Allowance for Credit Losses on Securities Held-to-Maturity
The following tables present the changes by major security type in our allowance for credit losses on HTM securities for the years: indicated:

	Year Ended December 31, 2025
	Allowance for	Provision			Allowance for
	Credit Losses,	for			Credit Losses,
	Beginning	Credit			End of
Security Type	of Period	Losses	Charge-offs	Recoveries	Period
	(In thousands)
Municipal securities	$140	$(120)	$—	$—	$20
Corporate debt securities	1,360	(685)	—	—	675
Total	$1,500	$(805)	$—	$—	$695

	Year Ended December 31, 2024
	Allowance for	Provision			Allowance for
	Credit Losses,	for			Credit Losses,
	Beginning	Credit			End of
Security Type	of Period	Losses	Charge-offs	Recoveries	Period
	(In thousands)
Municipal securities	$140	$—	$—	$—	$140
Corporate debt securities	1,360	—	—	—	1,360
Total	$1,500	$—	$—	$—	$1,500
Credit losses on HTM securities are recorded at the time of purchase, acquisition, or when the Company designates securities as HTM. The allowance for credit losses on HTM securities is representative of current expected credit losses that may be incurred over the life of the investment. Accrued interest receivable on HTM securities, which is included in "Other assets" on the consolidated balance sheets, is excluded from the estimate of expected credit losses. HTM U.S. Treasury securities and agency-backed MBS securities are considered to have no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. The change in fair value in the HTM private label CMBS portfolio is solely driven by changes in interest rates. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates and, thus, there is no related ACL for this portfolio. The underlying bonds in the Company’s HTM municipal securities and HTM corporate debt securities portfolios are evaluated for credit losses in conjunction with management’s estimate of the allowance for credit losses based primarily on credit ratings.
Securities Held-to-Maturity by Credit Quality Indicator
The Company uses S&P, Moody's, Fitch, Kroll, and Egan Jones ratings as the credit quality indicators for its HTM securities. The following tables present our HTM securities portfolio by the lowest available credit rating as of the dates indicated:

	December 31, 2025
Security Type	AAA	AA+	AA	AA-	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$567,140	$363,823	$220,823	$84,302	$1,704	$—	$1,237,792
Agency commercial MBS	—	447,283	—	—	—	—	447,283
Private label commercial MBS	360,382	—	—	—	—	—	360,382
U.S. Treasury securities	—	193,022	—	—	—	—	193,022
Corporate debt securities	—	—	—	—	44,646	26,206	70,852
Total	$927,522	$1,004,128	$220,823	$84,302	$46,350	$26,206	$2,309,331

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2024
Security Type	AAA	AA+	AA	AA-	A	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$571,347	$369,072	$218,581	$72,952	$1,667	$—	$17,745	$1,251,364
Agency commercial MBS	—	440,476	—	—	—	—	—	440,476
Private label commercial MBS	355,342	—	—	—	—	—	—	355,342
U.S. Treasury securities	—	189,985	—	—	—	—	—	189,985
Corporate debt securities	—	—	—	—	—	44,507	25,975	70,482
Total	$926,689	$999,533	$218,581	$72,952	$1,667	$44,507	$43,720	$2,307,649
Contractual Maturities of Securities Held-to-Maturity
The following tables present the contractual maturities of our HTM securities portfolio based on amortized cost and fair value as of the dates indicated:

	December 31, 2025
	Due Within	Due after One Year	Due After Five Years	Due After
Security Type	One Year	Through Five Years	Through Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Municipal securities	$—	$149,636	$380,067	$708,089	$1,237,792
Agency commercial MBS	—	69,306	377,977	—	447,283
Private label commercial MBS	—	—	37,304	323,078	360,382
U.S. Treasury securities	—	—	193,022	—	193,022
Corporate debt securities	—	—	53,719	17,133	70,852
Total	$—	$218,942	$1,042,089	$1,048,300	$2,309,331

	December 31, 2025
	Due Within	Due after One Year	Due After Five Years	Due After
Security Type	One Year	Through Five Years	Through Ten Years	Ten Years	Total
	(In thousands)
Fair Value:
Municipal securities	$—	$148,682	$377,094	$693,335	$1,219,111
Agency commercial MBS	—	67,249	360,389	—	427,638
Private label commercial MBS	—	—	36,419	314,357	350,776
U.S. Treasury securities	—	—	185,088	—	185,088
Corporate debt securities	—	—	49,395	14,518	63,913
Total	$—	$215,931	$1,008,385	$1,022,210	$2,246,526
CMBS have contractual maturity dates, but require periodic payments based upon scheduled amortization terms. Actual principal collections on these securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.
FRB and FHLB Stock
In connection with borrowing facilities with the FRB and FHLB, the Bank owned FRB and FHLB stock carried at cost of $160.4 million and $147.8 million at December 31, 2025 and 2024. We evaluated the carrying value of our FRB and FHLB stock investment at December 31, 2025 and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FRB and FHLB, repurchase activity of excess stock by the FRB and FHLB at its carrying value, the return on the investment from recurring dividends, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the years indicated:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Taxable interest	$126,885	$114,656	$150,710
Non-taxable interest	17,815	18,594	19,479
Dividend income	8,626	7,544	4,807
Total interest income on investment securities	$153,326	$140,794	$174,996
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
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases HFI as of the dates indicated:

	December 31,
	2025	2024
	(In thousands)
Real estate mortgage	$13,846,097	$13,605,595
Real estate construction and land (1)	1,959,591	3,187,146
Commercial	8,994,466	6,788,923
Consumer	355,333	402,254
Total gross loans and leases HFI	25,155,487	23,983,918
Unearned discounts, net (2)	(86,061)	(175,713)
Deferred fees, net	(36,747)	(26,542)
Total loans and leases HFI	25,032,679	23,781,663
Allowance for loan and lease losses	(245,612)	(239,360)
Total loans and leases held for investment, net (3)	$24,787,067	$23,542,303
____________________
(1)    Includes land and acquisition and development loans of $214.5 million and $223.9 million at December 31, 2025 and 2024.
(2)    Represents net acquisition discounts of $158.5 million and net purchase premiums of $72.4 million at December 31, 2025, and net acquisition discounts of $235.2 million and purchase premiums of $59.5 million at December 31, 2024.
(3)    Excludes accrued interest receivable of $104.3 million and $96.8 million at December 31, 2025 and 2024, which is recorded in "Other assets" on the consolidated balance sheets.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following tables present an aging analysis of our loans and leases HFI by loan portfolio segment and class as of the dates indicated:

	December 31, 2025
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$10,498	$46,506	$57,004	$4,257,633	$4,314,637
Multi-family	32,887	2,536	35,423	6,053,994	6,089,417
Other residential	34,319	42,780	77,099	3,269,634	3,346,733
Total real estate mortgage	77,704	91,822	169,526	13,581,261	13,750,787
Real estate construction and land:
Commercial	—	—	—	379,387	379,387
Residential	26,540	—	26,540	1,541,700	1,568,240
Total real estate construction and land	26,540	—	26,540	1,921,087	1,947,627
Commercial:
Asset-based	1,142	—	1,142	2,949,868	2,951,010
Venture capital	—	—	—	2,222,097	2,222,097
Other commercial	984	104	1,088	3,803,011	3,804,099
Total commercial	2,126	104	2,230	8,974,976	8,977,206
Consumer	1,933	729	2,662	354,397	357,059
Total	$108,303	$92,655	$200,958	$24,831,721	$25,032,679

	December 31, 2024
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$27,700	$22,561	$50,261	$4,528,511	$4,578,772
Multi-family	10,346	21,860	32,206	6,009,507	6,041,713
Other residential	39,873	36,976	76,849	2,730,325	2,807,174
Total real estate mortgage	77,919	81,397	159,316	13,268,343	13,427,659
Real estate construction and land:
Commercial	—	—	—	799,131	799,131
Residential	—	—	—	2,373,162	2,373,162
Total real estate construction and land	—	—	—	3,172,293	3,172,293
Commercial:
Asset-based	1,795	—	1,795	2,086,174	2,087,969
Venture capital	5,534	—	5,534	1,532,242	1,537,776
Other commercial	3,295	6,956	10,251	3,142,833	3,153,084
Total commercial	10,624	6,956	17,580	6,761,249	6,778,829
Consumer	2,804	493	3,297	399,585	402,882
Total	$91,347	$88,846	$180,193	$23,601,470	$23,781,663

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents our nonaccrual and performing loans and leases HFI by loan portfolio segment and class as of the dates indicated:

	December 31,
	2025			2024
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$93,334	$4,221,303	$4,314,637	$97,655	$4,481,117	$4,578,772
Multi-family	3,358	6,086,059	6,089,417	22,763	6,018,950	6,041,713
Other residential	57,984	3,288,749	3,346,733	46,788	2,760,386	2,807,174
Total real estate mortgage	154,676	13,596,111	13,750,787	167,206	13,260,453	13,427,659
Real estate construction and land:
Commercial	—	379,387	379,387	—	799,131	799,131
Residential	—	1,568,240	1,568,240	—	2,373,162	2,373,162
Total real estate construction and land	—	1,947,627	1,947,627	—	3,172,293	3,172,293
Commercial:
Asset-based	—	2,951,010	2,951,010	1,940	2,086,029	2,087,969
Venture capital	625	2,221,472	2,222,097	6,291	1,531,485	1,537,776
Other commercial	2,510	3,801,589	3,804,099	13,544	3,139,540	3,153,084
Total commercial	3,135	8,974,071	8,977,206	21,775	6,757,054	6,778,829
Consumer	1,357	355,702	357,059	624	402,258	402,882
Total	$159,168	$24,873,511	$25,032,679	$189,605	$23,592,058	$23,781,663
At December 31, 2025, nonaccrual loans and leases included $92.7 million of loans and leases 90 or more days past due, $15.3 million of loans 30 to 89 days past due and $51.2 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2024, nonaccrual loans and leases included $88.8 million of loans and leases 90 or more days past due, $40.6 million of loans 30 to 89 days past due and $60.2 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability.
As of December 31, 2025, our three largest loan relationships on nonaccrual status had an aggregate carrying value of $43.5 million and represented 27% of total nonaccrual loans and leases.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following tables present the credit risk rating categories for loans and leases HFI by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	December 31, 2025
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$297,606	$126,998	$3,890,033	$4,314,637
Multi-family	166,385	216,286	5,706,746	6,089,417
Other residential	58,202	—	3,288,531	3,346,733
Total real estate mortgage	522,193	343,284	12,885,310	13,750,787
Real estate construction and land:
Commercial	52,828	—	326,559	379,387
Residential	2,982	10,714	1,554,544	1,568,240
Total real estate construction and land	55,810	10,714	1,881,103	1,947,627
Commercial:
Asset-based	36,732	7,180	2,907,098	2,951,010
Venture capital	171,847	64,577	1,985,673	2,222,097
Other commercial	12,143	27,689	3,764,267	3,804,099
Total commercial	220,722	99,446	8,657,038	8,977,206
Consumer	1,605	5,239	350,215	357,059
Total	$800,330	$458,683	$23,773,666	$25,032,679

	December 31, 2024
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$301,278	$348,014	$3,929,480	$4,578,772
Multi-family	113,164	202,690	5,725,859	6,041,713
Other residential	47,993	14,351	2,744,830	2,807,174
Total real estate mortgage	462,435	565,055	12,400,169	13,427,659
Real estate construction and land:
Commercial	—	148,024	651,107	799,131
Residential	—	203,220	2,169,942	2,373,162
Total real estate construction and land	—	351,244	2,821,049	3,172,293
Commercial:
Asset-based	5,003	9,547	2,073,419	2,087,969
Venture capital	75,406	125,320	1,337,050	1,537,776
Other commercial	19,949	38,741	3,094,394	3,153,084
Total commercial	100,358	173,608	6,504,863	6,778,829
Consumer	709	7,408	394,765	402,882
Total	$563,502	$1,097,315	$22,120,846	$23,781,663

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the year indicated:

	At and For the Year Ended
	December 31, 2025		December 31, 2024
	Nonaccrual	Interest	Nonaccrual	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$26,594	$—	$9,864	$—
Multi-family	—	—	—	—
Other residential	153	—	223	—
Commercial:
Venture capital	—	—	757	—
Other commercial	1,264	—	8,885	—
Consumer	1,358	—	624	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$66,740	$64	$87,791	$13
Multi-family	3,358	—	22,763	—
Other residential	57,831	—	46,565	—
Commercial:
Asset based	—	—	1,940	—
Venture capital	625	—	5,534	—
Other commercial	1,246	1,179	4,659	—
Consumer	(1)	—	—	—
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$154,676	$64	$167,206	$13
Real estate construction and land	—	—	—	—
Commercial	3,135	1,179	21,775	—
Consumer	1,357	—	624	—
Total	$159,168	$1,243	$189,605	$13
The following tables present our loans HFI by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the date indicated:

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

								Revolving
								Converted
Amortized Cost Basis	Term Loans by Origination Year						Revolving	to Term
December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$14,708	$3,470	$2,787	$23,377	$33,027	$77,427	$—	$—	$154,796
3-4.5 Pass	430,807	181,597	121,685	781,194	608,067	1,544,708	61,764	5,415	3,735,237
5 Special mention	—	—	—	23,072	43,724	37,155	—	23,047	126,998
6-8 Classified	—	23,880	27,514	57,759	53,699	134,754	—	—	297,606
Total	$445,515	$208,947	$151,986	$885,402	$738,517	$1,794,044	$61,764	$28,462	$4,314,637
Current YTD period:
Gross charge-offs	$—	$—	$51	$2,416	$613	$16,650	$—	$—	$19,730

Real Estate Mortgage:
Multi-Family
Internal risk rating:
1-2 High pass	$—	$—	$—	$53,190	$175,257	$155,222	$—	$—	$383,669
3-4.5 Pass	429,017	131,377	54,475	2,126,937	1,120,759	1,459,061	1,451	—	5,323,077
5 Special mention	10,472	28,948	5,412	97,980	28,727	44,747	—	—	216,286
6-8 Classified	—	19,989	—	64,972	28,372	53,052	—	—	166,385
Total	$439,489	$180,314	$59,887	$2,343,079	$1,353,115	$1,712,082	$1,451	$—	$6,089,417
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$3,275	$—	$—	$3,275

Real Estate Mortgage:
Other Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4.5 Pass	752,817	40,271	22,332	263,745	2,015,936	91,935	101,495	—	3,288,531
5 Special mention	—	—	—	—	—	—	—	—	—
6-8 Classified	1,122	—	543	28,599	26,712	228	998	—	58,202
Total	$753,939	$40,271	$22,875	$292,344	$2,042,648	$92,163	$102,493	$—	$3,346,733
Current YTD period:
Gross charge-offs	$—	$—	$145	$2,624	$733	$—	$—	$—	$3,502

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

								Revolving
								Converted
Amortized Cost Basis	Term Loans by Origination Year						Revolving	to Term
December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4.5 Pass	123,586	51,969	64,663	44,365	40,315	1,661	—	—	326,559
5 Special mention	—	—	—	—	—	—	—	—	—
6-8 Classified	—	—	—	52,828	—	—	—	—	52,828
Total	$123,586	$51,969	$64,663	$97,193	$40,315	$1,661	$—	$—	$379,387
Current YTD period:
Gross charge-offs	$—	$—	$—	$20,196	$1,340	$—	$—	$—	$21,536
Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4.5 Pass	100,284	189,207	196,046	705,647	188,284	80,625	94,451	—	1,554,544
5 Special mention	—	—	—	4,308	6,406	—	—	—	10,714
6-8 Classified	—	—	—	—	2,982	—	—	—	2,982
Total	$100,284	$189,207	$196,046	$709,955	$197,672	$80,625	$94,451	$—	$1,568,240
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$41,364	$29,359	$23,020	$122,112	$185,978	$197,800	$204,041	$—	$803,674
3-4.5 Pass	355,855	40,478	77,608	144,338	72,205	8,625	1,404,315	—	2,103,424
5 Special mention	—	—	—	—	—	—	7,180	—	7,180
6-8 Classified	5,650	—	194	5,564	—	—	25,324	—	36,732
Total	$402,869	$69,837	$100,822	$272,014	$258,183	$206,425	$1,640,860	$—	$2,951,010
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Venture Capital
Internal risk rating:
1-2 High pass	$(279)	$(75)	$(67)	$—	$—	$—	$138,159	$22,167	$159,905
3-4.5 Pass	113,608	93,269	60,589	25,483	47,321	16,979	1,437,845	30,674	1,825,768
5 Special mention	19,964	(4)	21,986	—	—	—	22,044	587	64,577
6-8 Classified	625	33,631	33,431	46,535	12,484	—	45,141	—	171,847
Total	$133,918	$126,821	$115,939	$72,018	$59,805	$16,979	$1,643,189	$53,428	$2,222,097
Current YTD period:
Gross charge-offs	$993	$—	$—	$—	$5,257	$—	$—	$—	$6,250
Commercial: Other Commercial
Internal risk rating:
1-2 High pass	$2,929	$903	$172	$20,124	$611	$(61)	$53,892	$(1)	$78,569
3-4.5 Pass	226,226	51,373	61,827	44,555	167,436	135,630	2,969,078	29,573	3,685,698
5 Special mention	—	—	9,022	5,062	779	85	12,147	594	27,689
6-8 Classified	—	2,447	—	2,918	44	1,271	4,414	1,049	12,143
Total	$229,155	$54,723	$71,021	$72,659	$168,870	$136,925	$3,039,531	$31,215	$3,804,099
Current YTD period:
Gross charge-offs	$—	$—	$1,393	$727	$228	$2,039	$11,596	$744	$16,727

Consumer
Internal risk rating:
1-2 High pass	$66	$—	$—	$14	$7	$—	$489	$—	$576
3-4.5 Pass	28,736	24,251	13,618	51,008	149,047	79,026	3,809	144	349,639
5 Special mention	—	—	—	1,029	2,964	1,246	—	—	5,239
6-8 Classified	—	—	—	151	349	853	—	252	1,605
Total	$28,802	$24,251	$13,618	$52,202	$152,367	$81,125	$4,298	$396	$357,059
Current YTD period:
Gross charge-offs	$—	$—	$92	$1,104	$1,892	$1,395	$1	$1	$4,485

Total Loans and Leases
Internal risk rating:
1-2 High pass	$58,788	$33,657	$25,912	$218,817	$394,880	$430,388	$396,581	$22,166	$1,581,189
3-4.5 Pass	2,560,936	803,792	672,843	4,187,272	4,409,370	3,418,250	6,074,208	65,806	22,192,477
5 Special mention	30,436	28,944	36,420	131,451	82,600	83,233	41,371	24,228	458,683
6-8 Classified	7,397	79,947	61,682	259,326	124,642	190,158	75,877	1,301	800,330
Total	$2,657,557	$946,340	$796,857	$4,796,866	$5,011,492	$4,122,029	$6,588,037	$113,501	$25,032,679
Current YTD period:
Gross charge-offs	$993	$—	$1,681	$27,067	$10,063	$23,359	$11,597	$745	$75,505
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
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-3 High pass	$1,694	$—	$26,166	$22,821	$8,089	$78,588	$1	$—	$137,359
4-6 Pass	232,808	132,389	800,877	682,806	450,822	1,407,314	56,481	28,624	3,792,121
7 Special mention	—	23,844	123,589	24,364	—	176,217	—	—	348,014
8-9 Classified	13,587	1,765	27,579	68,488	20,853	169,006	—	—	301,278
Total	$248,089	$157,998	$978,211	$798,479	$479,764	$1,831,125	$56,482	$28,624	$4,578,772
Current YTD period:
Gross charge-offs	$—	$—	$175	$12,217	$9,714	$1,481	$—	$—	$23,587

Real Estate Mortgage:
Multi-Family
Internal risk rating:
1-3 High pass	$—	$—	$55,847	$214,583	$62,942	$129,163	$—	$—	$462,535
4-6 Pass	223,333	60,137	2,037,864	1,154,452	451,602	1,324,816	11,120	—	5,263,324
7 Special mention	—	—	112,963	35,065	—	40,262	—	14,400	202,690
8-9 Classified	—	—	40,018	33,877	4,751	34,518	—	—	113,164
Total	$223,333	$60,137	$2,246,692	$1,437,977	$519,295	$1,528,759	$11,120	$14,400	$6,041,713
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Mortgage:
Other Residential
Internal risk rating:
1-3 High pass	$—	$—	$—	$—	$—	$—	$3,510	$—	$3,510
4-6 Pass	(562)	31,318	336,719	2,235,006	53,094	43,510	42,158	77	2,741,320
7 Special mention	—	310	8,121	5,644	—	276	—	—	14,351
8-9 Classified	—	3,571	25,616	17,189	—	1,448	169	—	47,993
Total	$(562)	$35,199	$370,456	$2,257,839	$53,094	$45,234	$45,837	$77	$2,807,174
Current YTD period:
Gross charge-offs	$—	$3,445	$29,099	$6,394	$350	$67	$175	$—	$39,530
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

								Revolving
								Converted
Amortized Cost Basis	Term Loans by Origination Year						Revolving	to Term
December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Commercial
Internal risk rating:
1-3 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
4-6 Pass	29,674	47,183	404,732	115,729	45,576	8,213	—	—	651,107
7 Special mention	10,501	—	—	111,933	—	—	25,590	—	148,024
8-9 Classified	—	—	—	—	—	—	—	—	—
Total	$40,175	$47,183	$404,732	$227,662	$45,576	$8,213	$25,590	$—	$799,131
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Construction
and Land: Residential
Internal risk rating:
1-3 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
4-6 Pass	97,488	194,405	1,113,955	436,335	224,511	—	103,248	—	2,169,942
7 Special mention	—	—	143,136	60,084	—	—	—	—	203,220
8-9 Classified	—	—	—	—	—	—	—	—	—
Total	$97,488	$194,405	$1,257,091	$496,419	$224,511	$—	$103,248	$—	$2,373,162
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Asset-Based
Internal risk rating:
1-3 High pass	$39,542	$37,081	$163,918	$222,942	$15,730	$251,167	$195,994	$—	$926,374
4-6 Pass	100,098	88,514	180,433	68,372	9,653	34,331	618,036	47,608	1,147,045
7 Special mention	—	194	5,569	—	—	—	3,784	—	9,547
8-9 Classified	—	—	—	—	—	—	5,003	—	5,003
Total	$139,640	$125,789	$349,920	$291,314	$25,383	$285,498	$822,817	$47,608	$2,087,969
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$92	$—	$—	$—	$92

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Venture Capital
Internal risk rating:
1-3 High pass	$(92)	$(100)	$—	$414	$2,101	$—	$72,745	$23,426	$98,494
4-6 Pass	100,854	104,022	79,659	76,224	3,784	17,749	777,199	79,065	1,238,556
7 Special mention	1,396	56,973	(1)	29,973	—	—	36,979	—	125,320
8-9 Classified	14,895	—	12,821	20,182	—	—	27,508	—	75,406
Total	$117,053	$160,895	$92,479	$126,793	$5,885	$17,749	$914,431	$102,491	$1,537,776
Current YTD period:
Gross charge-offs	$—	$2,272	$—	$14,000	$—	$2	$140	$—	$16,414
Commercial: Other Commercial
Internal risk rating:
1-3 High pass	$685	$241	$20,873	$3,360	$10	$(83)	$73,596	$—	$98,682
4-6 Pass	66,097	98,878	117,846	199,252	39,244	160,030	2,252,507	61,858	2,995,712
7 Special mention	6,462	8,912	2,880	144	—	127	20,073	143	38,741
8-9 Classified	—	1,397	1,243	2,365	—	5,836	8,234	874	19,949
Total	$73,244	$109,428	$142,842	$205,121	$39,254	$165,910	$2,354,410	$62,875	$3,153,084
Current YTD period:
Gross charge-offs	$—	$—	$1,144	$500	$1,696	$3,159	$2,712	$605	$9,816

Consumer
Internal risk rating:
1-3 High pass	$—	$—	$20	$15	$1	$—	$932	$—	$968
4-6 Pass	31,034	19,181	59,594	176,189	18,658	82,678	6,231	232	393,797
7 Special mention	—	—	1,327	4,179	142	1,760	—	—	7,408
8-9 Classified	—	—	32	283	34	350	—	10	709
Total	$31,034	$19,181	$60,973	$180,666	$18,835	$84,788	$7,163	$242	$402,882
Current YTD period:
Gross charge-offs	$—	$198	$790	$2,733	$352	$1,427	$4	$—	$5,504

Total Loans and Leases
Internal risk rating:
1-3 High pass	$41,829	$37,222	$266,824	$464,135	$88,873	$458,835	$346,778	$23,426	$1,727,922
4-6 Pass	880,824	776,027	5,131,679	5,144,365	1,296,944	3,078,641	3,866,980	217,464	20,392,924
7 Special mention	18,359	90,233	397,584	271,386	142	218,642	86,426	14,543	1,097,315
8-9 Classified	28,482	6,733	107,309	142,384	25,638	211,158	40,914	884	563,502
Total	$969,494	$910,215	$5,903,396	$6,022,270	$1,411,597	$3,967,276	$4,341,098	$256,317	$23,781,663
Current YTD period:
Gross charge-offs	$—	$5,915	$31,208	$35,844	$12,204	$6,136	$3,031	$605	$94,943
______________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Loan Modifications
The following table presents our loan modifications to our HFI loans and leases granted to borrowers experiencing financial difficulty by type of modification for the year indicated with balances as of the dates indicated:

	Amortized Cost Basis at December 31, 2025
						Term Extension,
				Term Extension	Term Extension	Payment Delay,		% of
			Interest	and	and Interest	and Interest		Total
	Term Extension	Payment Delay	Rate Reduction	Payment Delays	Rate Reduction	Rate Reduction	Total	Loans
	(Dollars in thousands)
Real estate mortgage:
Commercial	$108,639	$4,484	$5,803	$—	$—	$—	$118,926	2.8%
Multi-family	48,641	—	—	—	—	—	48,641	0.8%
Other residential	1,455	2,197	—	—	—	—	3,652	0.1%
Real estate construction and land:
Residential	2,982	—	—	—	—	—	2,982	0.2%
Commercial:
Asset-based	30,974	—	—	—	—	—	30,974	1.0%
Venture capital	45,697	—	—	25,076	—	—	70,773	3.2%
Other commercial	747	—	—	—	614	126	1,487	—%
Consumer	252	—	—	—	—	—	252	0.1%
Total	$239,387	$6,681	$5,803	$25,076	$614	$126	$277,687

	Amortized Cost Basis at December 31, 2024
			Term Extension	Term Extension		% of
			and	and Interest		Total
	Term Extension	Payment Delay	Payment Delays	Rate Reduction	Total	Loans
	(Dollars in thousands)
Real estate mortgage:
Commercial	$125,027	$45,957	$13,899	$13,587	$198,470	4.3%
Other residential	4,218	—	—	—	4,218	0.2%
Commercial:
Asset-based	1,940	—	—	—	1,940	0.1%
Venture capital	5,722	758	12,064	—	18,544	1.2%
Other commercial	3,428	—	36	—	3,464	0.1%
Consumer	9	—	—	—	9	—%
Total	$140,344	$46,715	$25,999	$13,587	$226,645

	Amortized Cost Basis at December 31, 2023
			Term Extension	Term Extension		% of
			and	and Interest		Total
	Term Extension	Payment Delay	Payment Delays	Rate Reduction	Total	Loans
	(Dollars in thousands)
Real estate mortgage:
Other residential	$9,068	$—	$—	$—	$9,068	0.2%
Commercial:
Venture capital	—	—	324	—	324	—%
Other commercial	4,410	37	—	5	4,452	0.2%
Consumer	14	—	—	2	16	—%
Total	$13,492	$37	$324	$7	$13,860

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following tables present the financial effect of our loan modifications made to borrowers experiencing financial difficulty by type of modification for the year indicated:

	Weighted Average for the Year Ended December 31, 2025
			Interest	Interest
	Term Extension	Payment Delay	Rate Reduction	Rate Reduction
	(in months)	(in months)	(in months)	(in % points)
Real estate mortgage:
Commercial	16	4	17	3.22%
Multi-family	15	—	—	—
Other residential	15	3	—	—
Real estate construction and land:
Residential	12	—	—	—
Commercial:
Asset-based	34	—	—	—
Venture capital	9	—	—	—
Other commercial	46	—	—	—
Consumer	12	—	—	—

	Weighted Average for the Year Ended December 31, 2024
			Combination -
			Principal Forgiveness
	Term Extension	Payment Delay	and Term Extension
	(in months)	(in months)	(in months)	(In millions)
Real estate mortgage:
Commercial	13	24	36	$4.0
Other residential	84	—	—	—
Commercial:
Asset-based	7	—	—	—
Venture capital	36	3	—	—
Other commercial	13	—	—	—
Consumer	12	—	—	—

	Weighted Average for the Year Ended December 31, 2023
			Combination -
			Term Extension
	Term Extension	Payment Delay	and Payment Delay
	(in months)	(in months)	(in months)
Real estate mortgage:
Other residential	7	—	—
Commercial:
Venture capital	—	—	18
Other commercial	19	18	—
Consumer	12	—	—
The following outlines the weighted average financial effects of our combination loan modifications for borrowers experiencing financial difficulties.
Combination - term extension and payment delays. Regarding the combination of both term extensions and payment delays, venture capital loans for the year ending December 31, 2025, saw the weighted average maturity extended by 13 months and payment delays granted of six months. In 2024, the commercial segment experienced a weighted average maturity extension of 60 months and payment deferrals lasting 8 months, while venture capital loans received weighted average maturity extensions and deferrals of 3 months each. Other commercial loans in 2024 were extended by 120 months, with payment delays of 4 months. For the year ended 2023, the venture capital loans had both weighted average maturity and payment deferral periods of 18 months.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Combination - term extension and interest rate reduction. Loan modifications that included a combination of both term extensions and interest rate reductions for the year ending December 31, 2025, other commercial loans weighted averaged maturity extended 60 months and interest rate decreased by 1.9%. In 2023, other commercial loans maturity extended by 36 months and interest rates decreased by 4.3%. Consumer loans during the same period experienced maturity extensions of 24 months, and interest rates decreased by 7.5%.
Combination - term extension and principal forgiveness. As for term extensions paired with principal forgiveness, in 2024, commercial loans saw weighted average maturity extended by 36 months and principal forgiveness totaling $4 million.
Combination - term extension, payment delay, and interest rate reduction. Regarding the combination of term extensions, payment delays, and interest rate reductions, the weighted average financial effect in 2025 for other commercial loans included a 60 months maturity extension, a reduced rate of 5.75%, and payment deferrals of 3 months.
The following tables present the payment status of loans that were modified during the preceding 12-month period with related amortized cost balances as of the dates indicated:

	Payment Status (Amortized Cost Basis) at December 31, 2025
		30-89 Days	90 or More Days
	Current	Past Due	Past Due	Total
	(In thousands)
Real estate mortgage:
Commercial	$116,929	$1,997	$—	$118,926
Multi-family	48,641	—	—	48,641
Other residential	1,455	—	2,197	3,652
Real estate construction and land:
Residential	2,982	—	—	2,982
Commercial:
Asset-based	30,974	—	—	30,974
Venture capital	70,773	—	—	70,773
Other commercial	1,418	69	—	1,487
Consumer	252	—	—	252
Total	$273,424	$2,066	$2,197	$277,687

	Payment Status (Amortized Cost Basis) at December 31, 2024
		30-89 Days	90 or More Days
	Current	Past Due	Past Due	Total
	(In thousands)
Real estate mortgage:
Commercial	$188,799	$9,671	$—	$198,470
Other residential	679	—	3,539	4,218
Commercial:
Asset-based	1,940	—	—	1,940
Venture capital	18,544	—	—	18,544
Other commercial	3,464	—	—	3,464
Consumer	9	—	—	9
Total	$213,435	$9,671	$3,539	$226,645

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following tables present information on loans that defaulted during the years indicated, which had been modified during the preceding 12-month period, with related amortized cost balances as of the date indicated:

	Loan Modifications That Subsequently Defaulted Year Ended December 31, 2025
	Amortized Cost Basis at December 31, 2025
			Combination
	Term	Payment	Term Extension
	Extension	Delay	and Rate Reduction	Total
	(In thousands)
Real estate mortgage:
Multi-family	$9,132	$—	$—	$9,132
Other residential	—	2,197	—	2,197
Commercial:
Other commercial	74	—	68	142
Total	$9,206	$2,197	$68	$11,471

	Loan Modifications That Subsequently Defaulted Year Ended December 31, 2024
	Amortized Cost Basis at December 31, 2024
		Combination
	Term	Term Extension
	Extension	and Payment Delay	Total
	(In thousands)
Real estate mortgage:
Commercial	$9,671	$13,899	$23,570
Other residential	3,539	—	3,539
Total	$13,210	$13,899	$27,109
For the year ended December 31, 2023, other residential loans with an amortized cost basis totaling $735 thousand defaulted within 12 months of their term extensions.
Leases Receivable
We provide equipment financing to our customers primarily with operating and direct financing leases. For direct financing leases, lease receivables are recorded on the balance sheet, but the leased equipment is not, although we generally retain legal title to the leased equipment until the end of each lease. Direct financing leases are stated at the net amount of minimum lease payments receivable, plus any unguaranteed residual value, less the amount of unearned income and net acquisition discount at the reporting date. Direct lease origination costs are amortized using the effective interest method over the life of the leases. Direct financing leases are subject to our accounting for ALLL. See "Note 9. Leases" for information regarding operating leases where we are the lessor.
The following table provides the components of leases receivable income for the period indicated:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$14,534	$18,714	$16,671

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the components of leases receivable as of the date indicated:

	December 31,
	2025	2024
	(In thousands)
Net Investment in Direct Financing Leases:
Lease payments receivable	$151,719	$202,815
Unguaranteed residual assets	19,921	22,489
Deferred costs and other	1,793	1,955
Aggregate net investment in leases	$173,433	$227,259
The following table presents maturities of leases receivable as of the date indicated:

December 31, 2025
(In thousands)
Year Ending December 31,
2026	$59,303
2027	45,389
2028	32,192
2029	25,182
2030	5,127
Thereafter	1,454
Total undiscounted cash flows	168,647
Less: Unearned income	(16,928)
Present value of lease payments	$151,719
Allowance for Loan and Lease Losses
The following tables present a summary of the activity in the ALLL on loans and leases HFI by loan portfolio segment for the years indicated:

	Year Ended December 31, 2025
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of year	$145,754	$10,940	$67,833	$14,833	$239,360
Charge-offs	(26,507)	(21,536)	(22,977)	(4,485)	(75,505)
Recoveries	2,786	1,370	12,264	557	16,977
Net charge-offs	(23,721)	(20,166)	(10,713)	(3,928)	(58,528)
Provision	15,368	18,075	28,967	2,370	64,780
Balance, end of year	$137,401	$8,849	$86,087	$13,275	$245,612

Ending Allowance by
Evaluation Methodology:
Individually evaluated	$2,357	$—	$—	$—	$2,357
Collectively evaluated	$135,044	$8,849	$86,087	$13,275	$243,255

Ending Loans and Leases by
Evaluation Methodology:
Individually evaluated	$154,402	$—	$1,871	$—	$156,273
Collectively evaluated	13,596,385	1,947,627	8,975,335	357,059	24,876,406
Ending balance	$13,750,787	$1,947,627	$8,977,206	$357,059	$25,032,679

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
The allowance for loan and lease losses increased by $6.3 million in 2025 due primarily to $64.8 million of provision for loan and lease losses, offset partially by net charge-offs of $58.5 million. For additional information regarding the calculation of the ALLL using the CECL methodology, including discussion of forecasts used to estimate the allowance, please see "Note 1. Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans and Leases Held for Investment."
A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans HFI by collateral type as of the dates indicated:

	December 31,
	2025			2024
	Real	Business		Real	Business
	Property	Assets	Total	Property	Assets	Total
	(In thousands)
Real estate mortgage	$155,233	$—	$155,233	$167,060	$—	$167,060
Commercial	—	625	625	—	10,870	10,870
Total	$155,233	$625	$155,858	$167,060	$10,870	$177,930

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Allowance for Credit Losses
The ACL is the combination of the ALLL and the reserve for unfunded loan commitments. The reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the consolidated balance sheets.
The following tables present a summary of the activity in the ALLL and reserve for unfunded loan commitments for the years indicated:

	Year Ended December 31, 2025
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of year	$239,360	$29,071	$268,431
Charge-offs	(75,505)	—	(75,505)
Recoveries	16,977	—	16,977
Net charge-offs	(58,528)	—	(58,528)
Provision	64,780	5,850	70,630
Balance, end of year	$245,612	$34,921	$280,533

	Year Ended December 31, 2024
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of year	$281,687	$29,571	$311,258
Charge-offs	(94,943)	—	(94,943)
Recoveries	9,116	—	9,116
Net charge-offs	(85,827)	—	(85,827)
Provision	43,500	(500)	43,000
Balance, end of year	$239,360	$29,071	$268,431
NOTE 6.  PREMISES AND EQUIPMENT, NET
The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
	2025	2024
	(In thousands)
Land	$8,874	$8,874
Buildings	95,327	95,410
Furniture, fixtures and equipment	65,648	52,274
Leasehold improvements	74,298	78,326
Premises and equipment, gross	244,147	234,884
Less: accumulated depreciation and amortization	(97,449)	(92,338)
Premises and equipment, net	$146,698	$142,546
Depreciation and amortization expense was $14.6 million, $15.2 million, and $12.6 million for the years ended December 31, 2025, 2024, and 2023.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 7.  GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill represents the excess if purchase consideration over the fair value of identifiable net assets acquired in a business combination. Goodwill and other intangible assets with indefinite useful lives are not amortized but are assessed for impairment at least annually.
In performing our annual goodwill impairment testing in the fourth quarter of 2025 we considered relevant events and circumstances that may affect the fair value or carrying amount of our reporting unit. The events and circumstances we considered included macroeconomic conditions, industry conditions, and our financial performance. Based on our qualitative assessment, we concluded that there were no conditions, changes in operations, or results that indicated a triggering event had occurred in the fourth quarter of 2025. Thus, a quantitative assessment was not required, and we determined that it was more likely than not that the fair value of the reporting unit was greater than its carrying value and there was no evidence of impairment.
During the year ended December 31, 2024, the Company recorded adjustments related to the Merger resulting in an increase to goodwill of $15.9 million, within the one-year measurement period subsequent to the acquisition date of November 30, 2023. These adjustments largely related to the estimated fair value of acquired loans. During the year ended December 31, 2023, the Company recorded goodwill impairment of $1.4 billion due to the decline in the economic conditions in the banking industry.
The following table presents the changes in the carrying amount of goodwill for the years indicated:

Goodwill
(In thousands)
Balance, December 31, 2023	$198,627
Purchase accounting adjustments - Merger with PacWest Bancorp	15,894
Balance, December 31, 2024	$214,521
Balance, December 31, 2025	$214,521
Our other intangible assets with definite lives are CDI and CRI. CDI and CRI are amortized on an accelerated basis over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or customer relationships acquired.
The following table presents the carrying amounts of CDI and CRI and the related accumulated amortization for the years indicated:

	Year Ended December 31,
	2025	2024
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of year	$178,764	$236,264
Fully amortized portion	—	(57,500)
Balance, end of year	178,764	178,764
Accumulated Amortization:
Balance, beginning of year	(45,820)	(70,787)
Amortization expense	(27,657)	(32,533)
Fully amortized portion	—	57,500
Balance, end of year	(73,477)	(45,820)
Net CDI and CRI, end of year	$105,287	$132,944
There was no impairment of CDI and CRI for the years ended December 31, 2025 and 2024.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the estimated aggregate future amortization expense for our current CDI and CRI as of the date indicated:

December 31, 2025
(In thousands)
Year Ending December 31,
2026	$24,412
2027	21,166
2028	17,920
2029	14,675
2030	11,430
Thereafter	15,684
Net CDI and CRI	$105,287
NOTE 8.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

	December 31,
Other Assets	2025	2024
	(In thousands)
Investments:
LIHTC investments	$259,780	$295,964
SBIC investments	121,072	109,636
Alternative energy partnerships (HLBV investments)	16,354	17,472
Other equity and CRA investments	150,048	143,152
Total investments	547,254	566,224
Interest receivable	131,429	125,469
Operating lease ROU assets, net (1)	99,205	100,092
Prepaid expenses	33,829	39,432
Taxes receivable	8,385	18,009
Foreclosed assets, net	17,115	9,734
Equity warrants (2)	3,437	3,763
Other receivables/assets	44,108	51,231
Total other assets	$884,762	$913,954
____________________
(1)    See "Note 9. Leases" for further details regarding the operating lease ROU assets.
(2)    See "Note 15. Fair Value Measurements" for information regarding equity warrants.
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
Other equity and CRA investments consist of both equity investments without and with readily determinable fair values. The Company's equity investments without readily determinable fair values include investments in privately held companies, limited partnerships, entities from which we issued trust preferred securities, CRA-related loan pool investments, and CRA-related equity investments. The CRA-related loan pool and equity investments primarily consist of investments in partnerships which provide affordable housing and participations in loan pools which provide low-cost loans to low and moderate income applicants. We measure our equity investments without readily determinable fair values using the measurement alternative. Carrying values of these investments are adjusted to fair value upon observable transactions for identical or similar investments of the same issuer. The Company's equity investments with readily determinable fair values include investments in public companies, often from the exercise of warrants, and publicly-traded mutual funds. Unrealized and realized gains and losses on equity investments without and with readily determinable fair values are recorded in "Noninterest income - Other income" on the consolidated statements of earnings (loss).
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our consolidated statements of earnings (loss). The following table presents the components of lease expense for the years indicated:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Operating Lease Expense:
Fixed costs	$28,350	$33,298	$33,672
Variable costs	250	524	217
Short-term lease costs	911	625	831
Sublease income	(4,465)	(4,753)	(2,081)
Net lease expense	$25,046	$29,694	$32,639
The following table presents supplemental cash flow information related to leases for the years indicated:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31,881	$37,333	$37,064
ROU assets obtained in exchange for lease obligations:
Operating leases	$26,723	$5,429	$39,985
The following table presents supplemental balance sheet and other information related to operating leases as of the date indicated:

	December 31,
	2025	2024
	(Dollars in thousands)
Operating leases:
Operating lease right-of-use assets, net	$99,205	$100,092
Operating lease liabilities	$120,587	$124,355

Weighted average remaining lease term (in years)	5.8	5.9
Weighted average discount rate	3.79%	3.53%
The following table presents the maturities of operating lease liabilities as of the date indicated:

December 31, 2025
(In thousands)
Year Ending December 31,
2026	$30,685
2027	24,920
2028	21,293
2029	17,593
2030	13,910
Thereafter	26,669
Total operating lease liabilities	135,070
Less: Imputed interest	(14,483)
Present value of operating lease liabilities	$120,587

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on our consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the consolidated statements of earnings (loss), according to our Fixed Asset Accounting Policy. We receive periodic rental income payments under the leases, which are recorded as "Leased equipment income" in the consolidated statements of earnings (loss). The valuation of equipment is tested periodically for impairment. No impairment was recorded on "Equipment leased to others under operating leases" for the years ended December 31, 2025 and 2024.
The following table presents the contractual rental payments to be received on operating leases as of the date indicated:

December 31, 2025
(In thousands)
Year Ending December 31,
2026	$32,163
2027	28,762
2028	26,849
2029	24,917
2030	18,248
Thereafter	27,737
Total undiscounted cash flows	$158,676
NOTE 10. DEPOSITS
The following table presents the components of deposits as of the dates indicated:

	December 31,
Deposit Composition	2025	2024
	(In thousands)
Noninterest-bearing deposits	$7,822,787	$7,719,913
Interest-bearing deposits:
Interest checking	8,509,587	7,610,705
Money market	4,917,857	5,361,635
Savings	1,905,863	1,933,232
Time deposits $250,000 and under	3,669,523	3,468,376
Time deposits over $250,000	1,017,740	1,098,048
Total deposits	$27,843,357	$27,191,909
Brokered time deposits totaled $2.4 billion and $2.1 billion at December 31, 2025 and 2024. Brokered non-maturity deposits totaled $0.5 billion and $0.6 billion at December 31, 2025 and 2024.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
December 31, 2025	and Under	$250,000	Total
	(In thousands)
Year of Maturity:
2026	$3,307,013	$916,687	$4,223,700
2027	357,088	94,372	451,460
2028	2,232	3,174	5,406
2029	865	2,013	2,878
2030	2,325	1,494	3,819
Thereafter	—	—	—
Total	$3,669,523	$1,017,740	$4,687,263
NOTE 11.  BORROWINGS AND SUBORDINATED DEBT
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	December 31,
	2025		2024
		Weighted		Weighted
Borrowing Type	Balance	Average Rate	Balance	Average Rate
	(Dollars in thousands)
FHLB secured advances	$1,710,185	3.90%	$1,100,000	3.93%
Credit-linked notes	113,634	14.63%	118,838	15.29%
Other short-term borrowings	240,000	3.69%	—	—%
Senior notes	—	—%	174,000	5.25%
Total borrowings	2,063,819	4.47%	1,392,838	5.06%
Acquisition discount on Senior Notes	—		(1,024)
Total borrowings, net (1)	$2,063,819		$1,391,814
___________________
(1)    All borrowings were held at the Bank level with the exception of the 5.25% Senior Notes due April 2025 ("Senior Notes"), which were issued at the holding company level.
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB of $6.9 billion as of December 31, 2025, collateralized by a blanket lien on $10.3 billion of qualifying loans and $20.5 million of securities. As of December 31, 2025, there were $514.1 million in letters of credit pledged and $1.7 billion balances outstanding. As of December 31, 2024, there were $527.9 million in letters of credit pledged and a $1.1 billion balance outstanding.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the interest rates and maturity dates of FHLB secured advances as of the dates indicated:

	December 31, 2025
	Balance	Rate	Maturity Date
	(Dollars in thousands)
Overnight advance	$35,185	4.02%	01/02/2026
Term advance	175,000	3.89%	02/11/2026
Term advance	150,000	4.59%	06/26/2026
Term advance	100,000	3.79%	02/01/2027
Term advance	100,000	3.79%	03/01/2027
Term advance	100,000	3.78%	04/01/2027
Term advance	150,000	4.63%	05/28/2027
Term advance	150,000	4.63%	06/03/2027
Term advance	150,000	4.39%	06/03/2027
Term advance	100,000	3.88%	06/24/2027
Callable term advance	500,000	3.18%	09/18/2034
Total FHLB secured advances	$1,710,185	3.90%
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of December 31, 2025, the Bank had secured borrowing capacity of $5.0 billion collateralized by liens covering $4.6 billion of qualifying loans and $1.5 billion of securities. As of December 31, 2025 and December 31, 2024, there was no balances outstanding.
Senior Notes. The Senior Notes were unsecured debt obligations and ranked equally with our other unsecured unsubordinated obligations. We made interest payments on the Senior Notes semi-annually in arrears. On April 4, 2025, the Company repaid the Senior Notes in full that were scheduled to mature on April 15, 2025.
Holding Company Line of Credit Arrangement. On December 23, 2024, Banc of California, Inc. entered into an unsecured revolving line of credit agreement as a borrower for $50.0 million. On March 17, 2025, the Company executed an amendment to the credit agreement which increased the Company's unsecured revolving line of credit to $100.0 million. The rate is based on 1-month SOFR plus a spread of 2.25% basis points. As of December 31, 2025 and December 31, 2024, there was no balance outstanding.
Credit-Linked Notes. On September 29, 2022, legacy Pacific Western Bank completed a credit-linked notes transaction. The notes were issued in five classes, each with an interest rate of SOFR plus a spread that ranges from 8.00% to 13.25%, with a weighted average spread of 10.76% at December 31, 2025. The notes are linked to the credit risk of an approximately $2.2 billion reference pool of previously purchased SFR mortgage loans at December 31, 2025. The notes are due June 27, 2052. Principal payments on the notes are based only on principal that is actually collected on these loans. The notes are reported at fair value of $113.6 million at December 31, 2025. See "Note 3. Restricted Cash" for information regarding the collateral for the notes and "Note 14. Fair Value Option" for additional information.
Other Short-Term Borrowing Arrangements. As of December 31, 2025, the Bank had credit limits of $215.0 million in the aggregate with several commercial banks, as well as borrowing arrangements with unaffiliated financial institutions that provide for the purchase of overnight funds and other short-term borrowings. The availability of these unsecured borrowings fluctuates regularly and is subject to the discretion of the counterparties. These lines are renewable annually and have no unused commitment fees. As of December 31, 2025 $240.0 million was outstanding under these arrangements compared to no borrowings outstanding as of December 31, 2024.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table summarizes the terms of each issuance of subordinated debt outstanding as of the dates indicated:

	December 31,
	2025		2024		Issue	Maturity	Rate Index
Series	Balance	Rate (1)	Balance	Rate (1)	Date	Date	(Quarterly Reset)
	(Dollars in thousands)
Subordinated notes, net (2)(3)(4)	$381,737	3.25%	$381,185	3.25%	4/30/2021	5/1/2031	Fixed rate
Subordinated notes (5)	75,000	8.05%	75,000	4.375%	10/30/2020	10/30/2030	3-month Term SOFR + 4.195%
Trust V	10,310	7.07%	10,310	7.71%	8/15/2003	9/17/2033	3-month Term SOFR + 3.10
Trust VI	10,310	7.03%	10,310	7.67%	9/3/2003	9/15/2033	3-month Term SOFR + 3.05
Trust CII	5,155	6.92%	5,155	7.56%	9/17/2003	9/17/2033	3-month Term SOFR + 2.95
Trust VII	61,856	6.85%	61,856	7.60%	2/5/2004	4/23/2034	3-month Term SOFR + 2.75
Trust CIII	20,619	5.67%	20,619	6.31%	8/15/2005	9/15/2035	3-month Term SOFR + 1.69
Trust FCCI	16,495	5.58%	16,495	6.22%	1/25/2007	3/15/2037	3-month Term SOFR + 1.60
Trust FCBI	10,310	5.53%	10,310	6.17%	9/30/2005	12/15/2035	3-month Term SOFR + 1.55
Trust CS 2005-1	82,475	5.93%	82,475	6.57%	11/21/2005	12/15/2035	3-month Term SOFR + 1.95
Trust CS 2005-2	128,866	6.05%	128,866	6.80%	12/14/2005	1/30/2036	3-month Term SOFR + 1.95
Trust CS 2006-1	51,545	9.20%	51,545	9.95%	2/22/2006	4/30/2036	Prime + 1.95
Trust CS 2006-2	51,550	6.05%	51,550	6.80%	9/27/2006	10/30/2036	3-month Term SOFR + 1.95
Trust CS 2006-3 (6)	30,275	4.12%	26,687	5.10%	9/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	9.20%	16,470	9.95%	12/5/2006	1/30/2037	Prime + 1.95
Trust CS 2006-5	6,650	6.05%	6,650	6.80%	12/19/2006	1/30/2037	3-month Term SOFR + 1.95
Trust CS 2007-2	39,177	6.05%	39,177	6.80%	6/13/2007	7/30/2037	3-month Term SOFR + 1.95
PMB Statutory Trust III	7,217	7.35%	7,217	7.99%	9/16/2002	9/26/2032	3-month Term SOFR + 3.40
PMB Capital Trust III	10,310	6.15%	10,310	6.89%	10/4/2004	10/8/2034	3-month Term SOFR + 2.00
Total subordinated debt	1,016,327	5.35%	1,012,187	5.48%
Acquisition discount (7)	(63,587)		(70,264)
Total subordinated debt, net	$952,740		$941,923
___________________
(1)    Rates do not include the effects of discounts and issuance costs.
(2)    Net of unamortized issuance costs of $3.3 million at December 31, 2025 and $3.8 million at December 31, 2024.
(3)    Interest rate is fixed until May 1, 2026, when it changes to a floating rate and resets quarterly equal to 3-month Term SOFR, plus a spread of 252 basis points.
(4)    Subordinated notes, net issued at the Bank level rather than the holding company level.
(5)    Interest rate was fixed at 4.375% until October 30, 2025, when it changed to a floating rate equal to 3-month Term SOFR, plus a spread of 419.5 basis points.
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
The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the consolidated balance sheets as of the dates indicated:

	December 31, 2025			December 31, 2024
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In thousands)
Derivatives Designated as Cash Flow Hedges:
Interest rate swaps	$300,000	$—	$4,043	$300,000	$1,442	$—
Interest rate collars	1,000,000	—	22	—	—	—
Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	150,652	4,124	4,079	192,405	6,516	6,428
Foreign exchange contracts	111,390	—	77	36,155	515	1,134
Equity warrant assets	14,086	3,437	—	16,066	3,763	—
Total contracts	$1,576,128	$7,561	$8,221	$544,626	$12,236	$7,562
Cash Flow Hedge
Cash flow hedges included pay-fixed, receive-floating interest rate swap contracts with notional amounts aggregating $300.0 million, five-year terms, and varying maturity dates throughout 2028. These swap contracts were entered into with institutional counterparties to hedge against variability in cash flow attributable to IRR on a portion of the Company's borrowings. Cash flow hedges also included interest rate collars, which are option contracts designed to limit the Company's exposure to increases in short term interest rates while foregoing some of the upside if short term interest rates decrease significantly. The interest rate collars have notional amounts aggregating to $1.0 billion, with eighteen-month terms, and maturing on October 31, 2026. These collars were entered into with institutional counterparties to hedge against variability in cash flows attributable to IRR on a portion of the Company's floating rate deposits.
The cash flow hedges were deemed highly effective at inception and as of December 31, 2025. For derivatives designated as cash flow hedges, the portion of changes in fair value considered to be highly effective are reported as a component of AOCI on the consolidated balance sheets until the related cash flows from the hedged items are recognized in earnings. As of December 31, 2025, the fair value of the cash flow hedges represented a net liability of $4.1 million, related to which a loss of $3.6 million (net of tax) was included in AOCI. The estimated amount to be reclassified in the next 12 months out of AOCI into earnings is $1.7 million.
Terminated Cash Flow Hedges
The Company terminated all of the pay-fixed, receive floating interest rate swap contracts classified as cash flow hedges with notional amounts of $355.0 million entered into during 2024, and all remaining deferred amounts in AOCI have been amortized into interest expense by the end of the third quarter of 2025.
Other Interest Rate Swaps, Foreign Exchange Contracts, and Equity Warrant Assets Not Designated for Hedge Accounting
The Company offers borrowers interest rate swaps under a "back-to-back" loan hedging program and offsets these "pay floating/receive fixed" contracts with borrowers with "receive floating/pay fixed" swaps with counterparty banks. The total notional balance of these offsetting hedging contracts was $150.7 million at December 31, 2025.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Company has also hedged the IRR and foreign currency risk on €25.8 million of subordinated debt utilizing a cross currency swap. Under the current terms of the swap, the Company receives three-month Euribor plus 205 basis points and pays a fixed rate of 5.92% with ultimate principal exchanged at maturity. For the year ended December 31, 2025, changes in fair value and fees recorded to "Noninterest income" in the consolidated statements of earnings (loss) were immaterial.
See "Note 15. Fair Value Measurements" for additional information regarding equity warrant assets. For further information regarding our derivatives, see "Note 1. Nature of Operations and Summary of Significant Accounting Policies."
NOTE 13.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	December 31,
	2025	2024
	(In thousands)
Loan commitments to extend credit	$5,433,357	$4,887,690
Standby letters of credit	244,895	201,768
Total	$5,678,252	$5,089,458
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
Commitments to extend credit are contractual agreements to lend to our customers when customers are in compliance with their contractual credit agreements and when customers have contractual availability to borrow under such agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $34.9 million at December 31, 2025 and $29.1 million at December 31, 2024.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. We provide standby letters of credit in conjunction with several of our lending arrangements and property lease obligations. Most guarantees expire within one year from the date of issuance. If a borrower defaults on its commitments subject to any letter of credit issued under these arrangements, we would be required to meet the borrower's financial obligation but would seek repayment of that financial obligation from the borrower. In some cases, borrowers have pledged cash and investment securities as collateral under these arrangements.
Additionally, we have commitments to invest in SBICs that call for capital contributions up to an amount specified in the partnership agreements, and in CRA-related loan pools. As of December 31, 2025 and 2024, such commitments totaled $122.1 million and $79.7 million.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 14.  FAIR VALUE OPTION
The Company may elect to report financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The election is made upon the initial recognition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not otherwise be revoked once an election is made. The changes in fair value are recorded in "Noninterest income" on the consolidated statements of earnings (loss). However, movements in debt valuation adjustments are reported as a component of "Accumulated other comprehensive loss, net" on the consolidated balance sheets. Debt valuation adjustments represent the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk.
Fair Value Option for Certain Debt Liabilities
The Company has elected the fair value option for the credit-linked notes issued in September 2022. The Company elected the fair value option because these exposures are considered to be structured notes, which are financial instruments that contain embedded derivatives. The notes are linked to the credit risk of an approximately $2.17 billion reference pool of previously purchased SFR mortgage loans at December 31, 2025. The principal balance of the credit-linked notes was $114.9 million at December 31, 2025. The carrying value of the credit-linked notes at December 31, 2025 was $113.6 million, which approximated the fair value. For the years ended December 31, 2025, 2024, and 2023, interest expense on the credit-linked notes totaled $17.9 million, $19.8 million, and $20.2 million, respectively, and is recorded in "Interest expense - borrowings" on the consolidated statements of earnings (loss).
The following table presents the changes in fair value of the credit-linked notes for the which the fair value option has been elected for the years indicated:

	Year Ended December 31,
Credit-Linked Notes	2025	2024	2023
	(In thousands)
Changes in fair value - gains (losses) included in earnings	$51	$1,411	$(5,404)
Changes in fair value - other comprehensive (loss) income	$868	$(2,589)	$7,794
The following table provides information about the credit-linked notes carried at fair value as of the dates indicated:

	December 31,
Credit-Linked Notes	2025	2024
	(In thousands)
Carrying value reported on the consolidated balance sheets	$113,634	$118,838
Aggregate unpaid principal balance in excess of (less than) fair value	$1,220	$301
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
The Company also holds SBIC investments measured at fair value using the NAV per share practical expedient that are not required to be classified in the fair value hierarchy. At December 31, 2025, the fair value of these investments was $121.1 million.
The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of December 31, 2025
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Agency residential MBS	$834,085	$—	$834,085	$—
Agency commercial MBS	50,966	—	50,966	—
Agency residential CMOs	871,624	—	871,624	—
Corporate debt securities	241,596	—	239,226	2,370
Private label residential CMOs	228,975	—	228,975	—
Collateralized loan obligations	200,822	—	200,822	—
Private label commercial MBS	9,279	—	9,279	—
Asset-backed securities	13,249	—	13,249	—
SBA securities	3,462	—	3,462	—
Total securities available-for-sale	$2,454,058	$—	$2,451,688	$2,370
Equity investments with readily determinable fair values	$2	$2	$—	$—
Derivatives (1):
Derivative assets:
Interest rate and foreign exchange contracts	4,124	—	4,124	—
Equity warrants	3,437	—	—	3,437
Derivative liabilities:
Cash flow hedges	4,065	—	4,065	—
Interest rate and foreign exchange contracts	4,156	—	4,156	—
Credit-linked notes	113,634	—	—	113,634
____________________
(1)    For information regarding derivative instruments, see "Note 12. Derivatives."

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Fair Value Measurements as of December 31, 2024
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Agency residential MBS	$861,840	$—	$861,840	$—
Municipal securities	594	—	594	—
Agency commercial MBS	51,564	—	51,564	—
Agency residential CMOs	446,631	—	446,631	—
Corporate debt securities	257,712	—	255,582	2,130
Private label commercial MBS	12,372	—	12,372	—
Collateralized loan obligations	279,416	—	279,416	—
Private label residential CMOs	316,910	—	316,910	—
Asset-backed securities	15,600	—	15,600	—
SBA securities	4,200	—	4,200	—
Total securities available-for-sale	$2,246,839	$—	$2,244,709	$2,130
Equity investments with readily determinable fair values	$3	$3	$—	$—
Derivatives (1):
Derivative assets:
Cash flow hedges	1,442	—	1,442	—
Interest rate and foreign exchange contracts	7,031	—	7,031	—
Equity warrants	3,763	—	—	3,763
Derivative liabilities:
Interest rate and foreign exchange contracts	7,562	—	7,562	—
Credit-linked notes	118,838	—	—	118,838
____________________
(1)    For information regarding derivative instruments, see "Note 12. Derivatives."
During the year ended December 31, 2025, there was a $3,000 transfer from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third-party pricing service for our Level 3 corporate debt securities AFS measured at fair value on a recurring basis as of the date indicated:

	Corporate Debt Securities December 31, 2025
	Input or	Weighted Average
Unobservable Inputs	Range of Inputs	Input (1)
Spread to 10 Year Treasury	2.9% - 8.5%	4.5%
Discount rates	7.1% - 12.7%	8.7%
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
The following table presents information about the quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	Equity Warrants December 31, 2025
		Weighted
	Range	Average
Unobservable Inputs	of Inputs	Input (1)
Volatility	19.6% - 965.6%	27.2%
Risk-free interest rate	3.5% - 3.7%	3.6%
Remaining life assumption (in years)	0.08 - 4.99	3.15
__________________
(1)    Unobservable inputs for equity warrants were weighted by the relative fair values of the instruments.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table summarizes activity for our Level 3 corporate debt securities AFS measured at fair value on a recurring basis for the years indicated:

	Year Ended December 31,
Level 3 Corporate Debt Securities	2025	2024	2023
	(In thousands)
Balance, beginning of year	$2,130	$40,249	$—
Total included in other comprehensive income	240	30	(11,501)
Transfer from Level 2	—	—	51,750
Transfer to Level 2	—	(38,149)	—
Balance, end of year	$2,370	$2,130	$40,249

Unrealized net gains (losses) for the period included in other
comprehensive income for securities held at quarter-end	$(630)	$(870)	$(11,501)
The following table summarizes activity for our Level 3 equity warrants measured at fair value on a recurring basis for the years indicated:

	Year Ended December 31,
Level 3 Equity Warrants	2025	2024	2023
	(In thousands)
Balance, beginning of year	$3,763	$3,689	$4,048
Total included in earnings	1,726	408	(718)
Exercises and settlements (1)	(2,355)	(829)	(218)
Issuances	306	516	613
Transfers to Level 1 (equity investments with readily determinable fair values)	(3)	(21)	(36)
Balance, end of year	$3,437	$3,763	$3,689
______________________
(1)    Includes the exercise of warrants that upon exercise become equity securities in public companies. These are often subject to lock-up restrictions that must be met before the equity security can be sold, during which time they are reported as equity investments with readily determinable fair values.
The following table summarizes activity for our Level 3 credit-linked notes measured at fair value on a recurring basis for the year indicated:

	Year Ended December 31,
Level 3 Credit-Linked Notes	2025	2024	2023
	(In thousands)
Balance, beginning of year	$118,838	$123,116	$132,030
Total included in earnings	(51)	(1,411)	5,404
Total included in other comprehensive income	(868)	2,589	(7,794)
Principal payments	(4,285)	(5,456)	(6,524)
Balance, end of year	$113,634	$118,838	$123,116
The following tables present assets measured at fair value on a non‑recurring basis as of the dates indicated:

	Fair Value Measurement as of December 31, 2025
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$52,443	$—	$48,401	$4,042
OREO, net	248	—	248	—
Total non-recurring	$52,691	$—	$48,649	$4,042

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Fair Value Measurement as of December 31, 2024
Measured on a Non‑Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$58,948	$—	$45,962	$12,986
OREO, net	3,372	—	3,372	—
Total non-recurring	$62,320	$—	$49,334	$12,986
In addition to individually evaluated loans and leases and OREO, loans HFS are carried at the LOCOM and may be measured at fair value on a nonrecurring basis when fair value is less than cost. Fair value is based on active bids and other observable market inputs, such as appraised value of the underlying collaterals, adjusted for specific attributes of that loan or other available market data for similar loans. Loans HFS are classified as Level 2 in the fair value hierarchy.
The following table presents losses recognized on assets measured on a nonrecurring basis for the years indicated:

	Year Ended December 31,
Loss on Assets Measured on a Non‑Recurring Basis	2025	2024	2023
	(In thousands)
Individually evaluated loans and leases	$7,650	$35,699	$4,403
OREO, net	96	983	1,307
Total net loss	$7,746	$36,682	$5,710
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	December 31, 2025
		Valuation	Unobservable	Input or	Weighted
Asset	Fair Value	Technique	Inputs	Range	Average

Individually evaluated loans and leases	4,042	Third-party appraisals	No discounts
Total non-recurring Level 3	$4,042
ASC Topic 825, “Financial Instruments,” requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	December 31, 2025
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$181,103	$181,103	$181,103	$—	$—
Interest‑earning deposits in financial institutions	2,126,862	2,126,862	2,126,862	—	—
Securities available‑for‑sale	2,454,058	2,454,058	—	2,451,688	2,370
Securities held-to-maturity	2,308,636	2,246,526	185,088	2,057,189	4,249
Investment in FRB and FHLB stock	160,442	160,442	—	160,442	—
Loans HFS	182,936	183,083	—	183,083	—
Loans and leases HFI, net	24,787,067	23,871,794	—	48,401	23,823,393
Equity investments with readily determinable fair values	2	2	2	—	—
Equity warrants	3,437	3,437	—	—	3,437
Interest rate and foreign exchange contracts	4,124	4,124	—	4,124	—
Servicing rights	17,480	19,427	—	—	19,427

Financial Liabilities:
Demand, checking, savings and money market deposits	23,156,094	23,156,094	—	23,156,094	—
Time deposits	4,687,263	4,684,099	—	4,684,099	—
Borrowings	2,063,819	2,069,076	275,185	1,680,257	113,634
Subordinated debt	952,740	934,819	—	934,819	—
Cash flow hedges	4,065	4,065	—	4,065	—
Interest rate and foreign exchange contracts	4,156	4,156	—	4,156	—

	December 31, 2024
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$192,006	$192,006	$192,006	$—	$—
Interest‑earning deposits in financial institutions	2,310,206	2,310,206	2,310,206	—	—
Securities available‑for‑sale	2,246,839	2,246,839	—	2,244,709	2,130
Securities held-to-maturity	2,306,149	2,156,694	173,283	1,976,265	7,146
Investment in FHLB stock	147,773	147,773	—	147,773	—
Loans HFS	26,331	26,562	—	26,562	—
Loans and leases HFI, net	23,542,303	22,412,073	—	45,962	22,366,111
Equity investments with readily determinable fair values	3	3	3	—	—
Equity warrants	3,763	3,763	—	—	3,763
Cash flow hedges	1,442	1,442	—	1,442	—
Interest rate and foreign exchange contracts	7,031	7,031	—	7,031	—
Servicing rights	19,623	21,040	—	—	21,040

Financial Liabilities:
Demand, checking, savings and money market deposits	22,625,485	22,625,485	—	22,625,485	—
Time deposits	4,566,424	4,556,575	—	4,556,575	—
Borrowings	1,391,814	1,382,742	—	1,263,904	118,838
Subordinated debt	941,923	901,532	—	901,532	—
Interest rate and foreign exchange contracts	7,562	7,562	—	7,562	—

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
Securities available‑for‑sale. AFS securities are measured and carried at fair value on a recurring basis, net of the allowance for credit losses. Unrealized gains and losses on AFS securities are reported as a component of “Accumulated other comprehensive loss, net” in the consolidated balance sheets. See "Note 4. Investment Securities" for further information on unrealized gains and losses on AFS securities.
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
Our corporate debt securities (“the Level 3 AFS Securities”) were categorized as Level 3 due in part to the inactive market for such securities. There is a wide range of prices quoted for our Level 3 AFS Securities among independent third-party pricing services, and this range reflects the significant judgment being exercised over the assumptions and variables that determine the pricing of such securities. We consider this subjectivity relating to our Level 3 AFS Securities to be a significant unobservable input. Had significant changes in default expectations, loss severity factors, or discount rates occurred all together or in isolation, it would have resulted in different fair value measurements at December 31, 2025.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
To the extent a defaulted loan or lease is collateral dependent, we measure expected credit loss based on the estimated fair value of the underlying collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. The Level 2 measurement is based on appraisals obtained within the last 12 months and for which a charge‑off was recognized or a change in the specific valuation allowance was made during the year ended December 31, 2025.
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
The individually evaluated loan and lease balances shown above as measured on a non-recurring basis represent those defaulted loans and leases for which expected credit loss was recognized during the year ended December 31, 2025. The amounts shown as net losses include the expected credit loss recognized during the year ended December 31, 2025, for the loan and lease balances shown.
OREO. The fair value of OREO is generally based on the lower of estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers, less estimated costs to sell; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. The Level 2 measurement for OREO is based on appraisals obtained within the last 12 months and for which a write‑down was recognized during the year ended December 31, 2025.
When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value as a result of known changes in the market or the collateral and there is no observable market price, such valuation inputs result in a fair value measurement that is categorized as a Level 3 measurement. To the extent a negotiated sales price or reduced listing price represents a significant discount to an observable market price, such valuation input would result in a fair value measurement that is also considered a Level 3 measurement. The OREO losses disclosed are write‑downs based on either a recent appraisal obtained after foreclosure or an accepted purchase offer by an independent third-party received after foreclosure.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2025, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.
NOTE 16. INCOME TAXES
The following table presents the components of income tax expense for the years indicated:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Current Tax Expense:
Federal	$46,763	$45,554	$34,219
State	1,611	1,156	3,387
Total current tax expense	48,374	46,710	37,606
Deferred Tax (Benefit) Expense:
Federal	5,518	(6,082)	(238,865)
State	30,210	1,138	(110,942)
Total deferred tax (benefit) expense	35,728	(4,944)	(349,807)
Total income tax (benefit) expense	$84,102	$41,766	$(312,201)
For the year ended December 31, 2025, the Company generated income before income taxes totaling $313 million, all of which was attributable to U.S. income. The Company does not have operations located outside the U.S.
In December 2023, the FASB issued ASU 2023-09, "Improvement to Income Tax Disclosure," which aims to enhance income tax disclosures with the intention to provide investors with better understanding of an entity’s global operations, effective tax rates and tax risks in making capital investment decisions. The new standard requires tax rate reconciliation to be segmented into eight standardized categories and to disaggregate items meeting or exceeding a 5% threshold.
Public business entities are required to adopt ASU 2023-09 for annual periods beginning after December 15, 2024, and should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company adopted ASU 2023-09 in the calendar year beginning January 1, 2025, on a prospective basis.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents a reconciliation of the Company's income taxes for 2025:

	Year Ended December 31, 2025
	Amount	Percent
	(In thousands)
U.S federal statutory tax rate	$65,746	21.0%
State and local income taxes, net of federal benefits (1)	28,267	9.0%
Tax credits:
Low income housing tax credits	(5,527)	(1.8)%
Changes in valuation allowances	(982)	(0.3)%
Nontaxable or nondeductible items:
Tax exempt interest income	(16,643)	(5.3)%
Disallowed interest expense	9,233	3.0%
Disallowed FDIC premium	3,499	1.1%
Other	586	0.2%
Changes in unrecognized tax benefits	28	0.0%
Other adjustments	(105)	0.0%
Effective tax rate	$84,102	26.9%
______________________
(1)    State taxes in California made up the majority (greater than 50%) of the tax effect in this category.
The following table presents income taxes paid (net of refunds received) for the year ended December 31, 2025:

Year Ended December 31, 2025
(In thousands)
U.S federal taxes	$(7,760)
State and local taxes:
California	14,611
Other states	694
Total income taxes paid	$7,545
The following table presents a reconciliation of the recorded income tax expense to the amount of taxes computed by applying the applicable federal statutory income tax rates of 21% for 2024 and 2023 to earnings before income taxes:

	Year Ended December 31,
	2024	2023
	(In thousands)
Computed expected income tax (benefit) expense at federal statutory rate	$35,417	$(464,381)
State tax (benefit) expense, net of federal tax benefit	12,657	(156,669)
Goodwill impairment	—	286,811
Tax‑exempt interest benefit	(15,572)	(12,518)
Increase in cash surrender value of life insurance	(1,246)	(1,455)
Low income housing tax credits, net of amortization	(12,378)	(8,574)
Nondeductible employee compensation	1,683	3,947
Nondeductible acquisition‑related expense	—	5,456
Nondeductible FDIC premiums	9,377	18,973
Change in unrecognized tax benefits	40	443
Valuation allowance change	(2,115)	(5,948)
Disallowed interest	11,043	12,318
Equity compensation shortfall (windfall)	4,991	4,949
State rate and apportionment changes	(4,662)	2,240
Other, net	2,531	2,207
Recorded income tax (benefit) expense	$41,766	$(312,201)

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Company recognized $54.3 million, $57.9 million, and $42.7 million of tax credits and other tax benefits associated with its investments in LIHTC partnerships for the years ended December 31, 2025, 2024, and 2023. The amount of amortization of such investments reported in income tax expense under the proportional amortization method of accounting was $45.0 million for 2025, $45.6 million for 2024, and $34.1 million for 2023.
As of December 31, 2025, for federal tax purposes, the Company had $151.7 million of LIHTC and solar tax credit carryforwards available to apply against future tax liability, expiring from 2042 to 2045. The Company had $12.7 million state LIHTC carryforwards, which can be carried forward indefinitely.
At December 31, 2025, we had $773.7 million of federal net operating loss carryforwards, almost all of which can be carried forward indefinitely, and approximately $1.33 billion of state net operating loss carryforwards available to be applied against future taxable income. A majority of the state net operating loss carryforwards will expire in varying amounts from 2026 through 2044. A portion of the state net operating loss carryforwards generated after December 31, 2017 can be carried forward indefinitely due to the state conformity to the federal net operating loss carryforward provisions as modified by the Tax Cuts and Jobs Act.
The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

	December 31,
	2025	2024
	(In thousands)
Deferred Tax Assets:
Book allowance for loan losses in excess of tax specific charge-offs	$78,989	$78,096
Fair value mark on acquired loans	43,637	65,100
Interest on nonaccrual loans	6,596	4,569
Deferred compensation	4,490	4,902
Foreclosed assets valuation allowance	86	335
Net operating losses	261,014	292,843
Accrued liabilities	88,077	102,232
Unrealized loss from FDIC‑assisted acquisitions	503	413
Unrealized loss on securities available-for-sale	54,454	79,977
Unrealized loss on securities held-to-maturity	51,006	62,162
Tax mark-to-market on loans	227	250
Goodwill	64,512	73,863
Tax credits	164,071	130,522
Lease liability	33,421	35,447
FDIC indemnification asset	1,779	7,028
Other	2,891	3,159
Gross deferred tax assets	855,753	940,898
Valuation allowance	(16,065)	(19,015)
Deferred tax assets, net of valuation allowance	839,688	921,883
Deferred Tax Liabilities:
Core deposit and customer relationship intangibles	20,367	27,292
Deferred loan fees and costs	861	2,193
Unrealized gain on credit-linked notes	1,706	1,452
Premises and equipment, principally due to differences in depreciation	2,181	5,710
FHLB stock	570	553
Subordinated debt	13,118	14,789
Equity investments	12,375	9,695
Operating leases	103,633	110,415
ROU assets	28,122	29,197
Gross deferred tax liabilities	182,933	201,296
Total net deferred tax assets	$656,755	$720,587

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Based upon our taxpaying history and estimates of taxable income over the years in which the items giving rise to the DTAs are deductible, management believes it is more likely than not the Company will realize the benefits of these DTAs. The Company's net DTAs decreased at December 31, 2025, compared to December 31, 2024 due primarily to a decrease in unrealized loss on AFS securities.
The Company had net income taxes receivable of $8.4 million and $18.0 million at December 31, 2025 and December 31, 2024.
As of December 31, 2025 and 2024, the Company had a valuation allowance of $16.1 million and $19.0 million against DTAs. Periodic reviews of the carrying amount of DTAs are made to determine if a valuation allowance is necessary. A valuation allowance is required, based on available evidence, when it is more likely than not that all or a portion of a DTA will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the DTA. All available evidence, both positive and negative, that may affect the realizability of the DTA is identified and considered in determining the appropriate amount of the valuation allowance. It is more likely than not that these DTAs subject to a valuation allowance will not be realized primarily due to their character and/or the expiration of the carryforward periods.
The net decrease of $3.0 million in the total valuation allowance during the year ended December 31, 2025 was primarily related to the expiration and the expected realization of state net operating losses DTA that were previously reserved.
The following table summarizes the activity related to the Company's unrecognized tax benefits for the years indicated:

	Year Ended December 31,
Unrecognized Tax Benefits	2025	2024
	(In thousands)
Balance, beginning of year	$645	$1,598
Reductions for tax positions related to prior years	—	(953)
Reductions related to settlements	(335)	—
Balance, end of year	$310	$645

Unrecognized tax benefits that would affect the effective tax rate if recognized	$310	$645
We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.
For the year ended December 31, 2025, we reduced our accrual for interest expense and penalties by $0.1 million. For the year ended December 31, 2024,we reduced our accrual for interest expense and penalties by $0.4 million and recognized tax expense of $0.1 million. We had $0.1 million and $0.2 million accrued for the payment of interest and penalties as of December 31, 2025 and 2024, respectively.
We file federal and state income tax returns with the Internal Revenue Service (“IRS”) and various state and local jurisdictions and generally remain subject to examinations by these tax jurisdictions for tax years 2021 through 2024. We are currently under examination by the IRS and certain state and local jurisdictions for various tax years ranging between 2015 and 2022.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 17.  EARNINGS (LOSS) PER SHARE
The following tables present the computation of basic and diluted net earnings (loss) per share for the years indicated:

	Year Ended December 31, 2025
			Non-Voting
		Class B	Common
	Voting	Non-Voting	Stock
	Common	Common	Equivalents	Total
	(In thousands, except per share amounts)
Basic Earnings Per Share: (1)
Net earnings available to common and equivalent stockholders	$179,149	$565	$9,471	$189,185
Less: Earnings allocated to unvested restricted stock (2)	(130)	—	—	(130)
Net earnings allocated to common and equivalent shares	$179,019	$565	$9,471	$189,055

Weighted average basic shares and unvested restricted stock outstanding	151,456	477	8,001	159,934
Less: weighted average unvested restricted stock outstanding	(127)	—	—	(127)
Weighted average basic shares outstanding	151,329	477	8,001	159,807

Basic earnings per share	$1.18	$1.18	$1.18	$1.18

Diluted Earnings Per Share: (3)
Net earnings available to common and equivalent stockholders	$179,149	$565	$9,471	$189,185
Reallocation of net earnings as a result of conversion of NVCE to Voting Common	9,471	—	—	—
Reallocation of net earnings	7	(7)	1,234	—
Net earnings for diluted earnings per share	$188,627	$558	$10,705	$189,185

Weighted average diluted shares outstanding	152,096	477	9,151	161,724
Conversion on NVCE to Voting Common	9,151	—	—	—
Shares used in computation of diluted earnings per share	161,247	477	9,151	161,724

Diluted earnings per share	$1.17	$1.17	$1.17	$1.17
______________________________
(1)    Basic earnings per share is using the two-class method.
(2) Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings available to holders of unvested restricted stock, if any.
(3) Diluted earnings per share is using the treasury method.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31, 2024
			Non-Voting
		Class B	Common
	Voting	Non-Voting	Stock
	Common	Common	Equivalents	Total
	(In thousands, except per share amounts)
Basic Earnings Per Share: (1)
Net earnings available to common and equivalent stockholders	$81,619	$246	$5,235	$87,100
Less: Earnings allocated to unvested restricted stock (2)	58	—	—	58
Net earnings allocated to common and equivalent shares	$81,677	$246	$5,235	$87,158

Weighted average basic shares and unvested restricted stock outstanding	158,321	477	10,123	168,921
Less: weighted average unvested restricted stock outstanding	(480)	—	—	(480)
Weighted average basic shares outstanding	157,841	477	10,123	168,441

Basic earnings per share	$0.52	$0.52	$0.52	$0.52

Diluted Earnings Per Share: (3)
Net earnings allocated to common and equivalent shares	$81,619	$246	$5,235	$87,100
Weighted average diluted shares outstanding	158,084	477	10,123	168,684
Diluted earnings per share	$0.52	$0.52	$0.52	$0.52
______________________________
(1)    Basic earnings per share is using the two-class method.
(2) Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings available to holders of unvested restricted stock, if any.
(3) Diluted earnings per share is using the treasury method.

	Year Ended December 31, 2023
			Non-Voting
		Class B	Common
	Voting	Non-Voting	Stock
	Common	Common	Equivalents	Total
	(In thousands, except per share amounts)
Basic Loss Per Share:
Net loss available to common and equivalent stockholders	$(1,917,121)	$(920)	$(20,884)	$(1,938,925)
Less: Earnings allocated to unvested restricted stock (1)	—	—	—	—
Net loss allocated to common and equivalent shares	$(1,917,121)	$(920)	$(20,884)	$(1,938,925)

Weighted average basic shares and unvested restricted stock outstanding	85,603	40	920	86,563
Less: weighted average unvested restricted stock outstanding	(1,169)	—	—	(1,169)
Weighted average basic shares outstanding	84,434	40	920	85,394

Basic loss per share	$(22.71)	$(22.71)	$(22.71)	$(22.71)

Diluted Loss Per Share: (2)
Net loss allocated to common and equivalent shares	$(1,917,121)	$(920)	$(20,884)	$(1,938,925)
Weighted average diluted shares outstanding	84,434	40	920	85,394
Diluted loss per share	$(22.71)	$(22.71)	$(22.71)	$(22.71)
______________________________
(1)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings available to holders of unvested restricted stock, if any.
(2) Diluted earnings per share is using the two-class method.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the weighted average outstanding restricted shares and warrants that were not included in the computation of diluted earnings (loss) per share because their effect would be anti-dilutive for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Restricted stock awards and units	127	480	1,169
Warrants	—	18,902	1,605
NOTE 18. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers is measured based on the consideration specified in the contract with a customer, and excludes amounts collected on behalf of third parties. The Company recognizes revenue from contracts with customers when it satisfies its performance obligations. Such performance obligations are typically satisfied as services are rendered and payment is generally collected at the time services are rendered, or on a monthly, quarterly, or annual basis. The Company had no material unsatisfied performance obligations as of December 31, 2025.
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

	Year Ended December 31,
	2025		2024		2023
	Total	Revenue from	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers	Revenue	Customers
	(In thousands)
Total Interest Income	$1,676,653	$—	$1,812,705	$—	$1,971,000	$—
Noninterest Income:
Other commissions and fees	38,637	19,089	33,258	18,052	38,086	16,597
Leased equipment income	47,717	—	51,109	—	63,167	—
Service charges on deposit accounts	19,146	19,146	18,583	18,583	16,468	16,468
(Loss) gain on sale of loans	(115)	—	645	—	(161,346)	—
Loss sale of securities	—	—	(60,400)	—	(442,413)	—
Dividends and gains on equity investments	7,992	—	7,982	—	15,731	—
Warrant income (loss)	1,726	—	408	—	(718)	—
LOCOM HFS adjustment	(9)	—	215	—	(8,461)	—
Other income	27,045	560	25,345	589	31,201	702
Total noninterest income (loss)	142,139	38,795	77,145	37,224	(448,285)	33,767
Total Revenue	$1,818,792	$38,795	$1,889,850	$37,224	$1,522,715	$33,767
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the year indicated:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Products and services transferred at a point in time	$15,849	$17,074	$15,761
Products and services transferred over time	22,946	20,150	18,006
Total revenue from contracts with customers	$38,795	$37,224	$33,767
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of the dates indicated:

	December 31,
	2025	2024
	(In thousands)
Receivables, which are included in "Other assets"	$2,147	$1,679
Contract assets, which are included in "Other assets"	$—	$—
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$279	$348
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the year ended December 31, 2025 due to revenue recognized that was included in the contract liability balance at the beginning of the year was $69,000.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 19.  STOCK-BASED COMPENSATION
At the special meeting of stockholders held on November 22, 2023, the Company's stockholders approved the Amended and Restated Banc of California, Inc. 2018 Stock Incentive Plan (the “Amended and Restated 2018 Plan”). The Company’s Amended and Restated 2018 Plan permits stock-based compensation awards to officers, directors, employees, and consultants and will remain in effect until November 30, 2033. The Amended and Restated 2018 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 10,717,882 shares. As of December 31, 2025, there were 3,555,357 shares available for grant under the Amended and Restated 2018 Plan. In addition to the Amended and Restated 2018 Plan, in connection with the Merger, the Company assumed the Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (the "PacWest 2017 Plan") with respect to PacWest's outstanding stock-based awards.
Restricted Stock (RSUs, TRSAs and PSUs)
Restricted stock amortization totaled $22.8 million, $14.5 million, and $27.4 million for the years ended December 31, 2025, 2024, and 2023. Such amounts are included in compensation expense on the accompanying consolidated statements of earnings (loss) and exclude $885,000, $944,000, and $1,305,000 of stock-based compensation expense for the years ended December 31, 2025, 2024, and 2023 related to our directors, which is included in other expense on the accompanying consolidated statements of earnings (loss). The income tax benefit recognized in the consolidated statements of earnings (loss) related to this expense was $6.1 million, $3.6 million, and $3.9 million for the years ended December 31, 2025, 2024, and 2023. The amount of unrecognized compensation expense related to all RSUs, TRSAs, and PSUs as of December 31, 2025 totaled $44.0 million. Such expense is expected to be recognized over a weighted average period of 2.4 years.
The following table presents a summary of restricted stock transactions during the year ended December 31, 2025:

	RSUs		TRSAs		PSUs
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
Year Ended December 31, 2025	Units	(Per Unit)	Shares	(Per Share)	Units	(Per Unit)
Unvested restricted stock, beginning of year	1,759,335	$12.98	211,206	$51.27	2,283,531	$9.07
Granted	1,630,631	$14.62	—	—	328,935	$15.72
Vested	592,387	$15.22	129,716	$53.94	—	—
Forfeited	240,243	$14.59	5,992	$50.49	307,841	$8.77
Unvested restricted stock, end of year	2,557,336	$14.59	75,498	$46.75	2,304,625	$10.06
Restricted Stock Units and Time-Based Restricted Stock Awards
At December 31, 2025, there were 2,557,336 shares of unvested RSUs outstanding pursuant to the Amended and Restated 2018 Plan. At December 31, 2025, there were 75,498 shares of unvested TRSAs outstanding pursuant to the PacWest 2017 Plan. The RSUs and TRSAs generally vest over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to RSUs and TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method. TRSAs were assumed by the Company in connection with the Merger and continue to vest in accordance with the original vesting schedule of the awards.
TRSA grants are subject to “double-trigger” vesting in the event of a change in control of the Company, as defined in the PacWest 2017 Plan, and in the event an employee's employment is terminated within 24 months after the change in control by the Company without Cause or by the employee for Good Reason, as defined in the PacWest 2017 Stock Plan, such awards will vest.
There were no TRSAs granted in 2025 and 2024. The weighted average grant date fair value per share of TRSAs granted during 2023 was $41.49. The weighted average grant date fair value per share of RSUs granted during 2025 and 2024 was $14.62 and $14.32. The vesting date fair value of TRSAs that vested during 2025, 2024, and 2023 was $1.8 million, $6.0 million, and $14.0 million. The vesting date fair value of RSUs that vested during 2025 and 2024 was $8.7 million and $3.8 million.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Performance Stock Units
At December 31, 2025, there were 2,304,625 units of unvested PSUs outstanding. Compensation expense related to PSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. Annual PSU expense may vary during the performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PSU’s is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable and the employee continues to meet the service requirement of the award.
The weighted average grant date fair value per share of PSUs granted during 2025, 2024, and 2023 was $15.72, $9.00, and $48.41. There were no PSUs that vested in 2025 and 2024. The vesting date fair value of PSUs that vested during 2023 was $0.6 million.
NOTE 20. BENEFIT PLANS
401(k) Plans
The Company sponsors a defined contribution plan whereby all employees may participate. Employees may contribute up to 100% of their annual compensation, subject to certain limits imposed by the Internal Revenue Code. Employer contributions are determined annually by the Board of Directors in accordance with plan requirements and applicable tax code. Plan participants are immediately vested in matching contributions received from the Company. The Company matches 100% of the first 4% of the employee's deferral rate not to exceed 4% of the employee's compensation. Expense related to 401(k) employer matching contributions was $8.5 million, $7.5 million, and $7.7 million for the years ended December 31, 2025, 2024, and 2023.
NOTE 21. STOCKHOLDERS' EQUITY
Classes of Stock and Equity Instruments
Preferred Stock
Depositary shares each representing 1/40th of a share of 7.75% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series F (“Series F Preferred Stock”) are listed on the NYSE under the symbol “BANC/PF.” The Series F Preferred Stock ranks senior to our common stock and common stock equivalents both as to dividends and liquidation preference but generally have no voting rights. There are 50,000,000 total preferred shares authorized, of which 27,000,000 were authorized for the non-voting common stock equivalents (“NVCE”) and 513,250 were authorized and outstanding for the Series F Preferred stock at December 31, 2025 and 2024.
Common Stock
Our voting common stock is listed on the NYSE under the symbol “BANC” and there were 446,863,844 shares authorized at December 31, 2025 and 2024 and 149,963,520 shares outstanding at December 31, 2025 and 158,346,529 shares outstanding at December 31, 2024.
Class B Non-Voting Common Stock
Our Class B non-voting common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The Class B non-voting common stock ranks equally with, and has identical rights, preferences, and privileges as the voting common stock with respect to dividends and liquidation preference but generally have no voting rights. There were 3,136,156 shares authorized at December 31, 2025 and 2024 and 477,321 shares outstanding at December 31, 2025 and 2024.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Non-Voting Common Stock Equivalents
In conjunction with the Merger, the Company issued a new class of NVCE from authorized preferred stock, which were issued under the Investment Agreements (as defined below). Our NVCE stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The NVCE stock does not have voting rights and ranks equally with, and has identical rights, preferences, and privileges as, the voting common stock with respect to dividends or distributions (including regular quarterly dividends) declared by the Board and rights upon any liquidation, dissolution, winding up or similar proceeding of the Company. The NVCE stock is convertible into shares of voting common stock on a one-for-one basis, generally upon transfer to an eligible holder or the occurrence of other specified events in accordance with the terms of the Warburg Investment Agreement (as defined below) with affiliates of funds managed by Warburg Pincus LLC (the "Warburg Investors"). There were 27,000,000 shares of NVCE stock authorized at December 31, 2025 and 2024 and 5,017,064 shares of NVCE stock outstanding at December 31, 2025 and 9,790,600 at December 31, 2024.
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
In addition to their holdings of NVCE and warrants, the Warburg Investors beneficially owned approximately 9.63% of the Company's outstanding voting common stock as of December 31, 2025. See "Note 25. Related Party Transactions" for additional information regarding these holdings.
Common Stock Repurchased
The Company's common stock repurchased consisted of: (1) restricted stock surrendered and (2) stock repurchased under the Company's Stock Repurchase Program.
Restricted Stock Surrendered
Restricted stock surrendered represents shares surrendered to the Company resulting from the statutory payroll tax obligations arising from the vesting of stock awards.
The following table shows the dollar amount of shares surrendered, shares surrendered, and weighted average price per share for stock surrendered for the years indicated:

	Year Ended December 31,
Restricted Stock Surrendered	2025	2024	2023
Dollar amount of shares surrendered (in thousands)	$3,714	$2,708	$5,421
Number of shares surrendered	254,280	187,783	228,151
Weighted average price per share	$14.61	$14.42	$23.76

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
During the first quarter of 2025, common stock repurchased under the program totaled 2,684,823 shares at a weighted average price per share of $14.36, or $38.5 million in the aggregate. During the second quarter of 2025, common stock repurchased under the program totaled 8,809,814 shares at a weighted average price per share of $12.65, or $111.5 million in the aggregate. During the third quarter of 2025, common and common equivalent stock repurchased under the program totaled 2,153,792 shares at a weighted average price per share of $16.48, or $35.5 million in aggregate. The third quarter of 2025 repurchases include 1,150,000 shares of our NVCE stock from the Warburg Investors at a price of $16.38. During the year ended December 31, 2025, common and common equivalent stock repurchased under the program totaled 13,648,429 shares at a weighted average price per share of $13.59, or $185.5 million in the aggregate. As of December 31, 2025, the Company had $114.5 million remaining under the stock repurchase authorization.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 22. DIVIDEND AVAILABILITY AND REGULATORY MATTERS
Holders of Company common stock may receive dividends if declared by the Board and permitted under Maryland General Corporation Law (“MGCL”), federal regulations, and certain debt covenants. Dividend payments are subject to regulatory restrictions. Both the FRB and DFPI may limit or prohibit dividends if the Bank's financial condition is weak, if proposed dividends exceed earning, or if they negatively impact the capital structure. The Bank had a cumulative net loss of $1.4 billion during the three fiscal years of 2025, 2024, and 2023, compared to dividends of $556.0 million paid by the Bank during that same period. During 2025, Banc of California, Inc. received $430.0 million in dividends from the Bank. Since the Bank had an accumulated deficit of $269.3 million at December 31, 2025, for the foreseeable future, dividends from the Bank to Banc of California, Inc. will require DFPI and FRB approval.
Banc of California, Inc., as a bank holding company, is subject to regulatory capital requirements established by federal regulatory agencies. These rules require the maintenance of minimum capital ratios and establish a framework for prompt corrective action that classified institutions based on their capital positions. Failure to meet these minimum standards can trigger mandatory and discretionary regulatory actions that could materially affect the Company's operations and financial condition. Under applicable capital adequacy guidelines, the Company and the Bank must meet quantitative capital measures that consider assets, liabilities, and certain off-balance sheet exposures, as determined under regulatory accounting practices.
Regulatory capital rules require us to maintain minimum ratios of CET1 capital, Tier 1 capital and total capital, as well as leverage ratio. The banking agencies also publish "well capitalized" thresholds used to assess capital adequacy. As of December 31, 2025 and 2024, the Company and Bank exceeded all regulatory minimums and were classified as "well capitalized."
Under the Basel III regulatory capital framework, banking organizations are also required to maintain a 2.5% capital conservation buffer above the minimum risk based capital ratios to avoid limitation on capital distributions, share repurchases, and certain discretionary compensation. Our CET1, Tier 1, and total capital ratios at December 31, 2025 exceeded the minimum requirements inclusive of the capital conservation buffer.
The Company and Bank elected the CECL five-year regulatory transition guidance for calculating regulatory capital ratios, which phases in the impact over a five year period ending December, 2024. As a result, the 2024 capital rations reflect a 25% capital benefit related to the to the allowance for credit losses increase recognized upon adoption of CECL.
The following tables present actual capital amounts and ratios for the Company and the Bank, along with the minimum levels required to be considered "well capitalized" as of the dates indicated:

			Well Capitalized Minimum
	Actual		Requirement		Capital Conservation
	Balance	Ratio	Balance	Ratio	Buffer Requirement
	(Dollars in thousands)
December 31, 2025
Tier I leverage capital (to average assets):
Banc of California, Inc.	$3,331,161	9.99%	$—	N/A	N/A
Banc of California	$3,543,771	10.65%	$1,663,677	5.00%	N/A
CET1 capital (to risk-weighted assets):
Banc of California, Inc.	$2,701,645	10.01%	$—	N/A	7.00%
Banc of California	$3,543,771	13.15%	$1,751,120	6.50%	7.00%
Tier I capital (to risk-weighted assets)
Banc of California, Inc.	$3,331,161	12.34%	$1,619,857	6.00%	8.50%
Banc of California	$3,543,771	13.15%	$2,155,225	8.00%	8.50%
Total capital (to risk-weighted assets):
Banc of California, Inc.	$4,403,973	16.31%	$2,699,762	10.00%	10.50%
Banc of California	$4,206,727	15.61%	$2,694,031	10.00%	10.50%

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

			Well Capitalized Minimum
	Actual		Requirement		Capital Conservation
	Balance	Ratio	Balance	Ratio	Buffer Requirement
	(Dollars in thousands)
December 31, 2024
Tier I leverage capital (to average assets):
Banc of California, Inc.	$3,369,457	10.15%	$—	N/A	N/A
Banc of California	$3,671,545	11.08%	$1,656,718	5.00%	N/A
CET1 capital (to risk-weighted assets):
Banc of California, Inc.	$2,739,941	10.55%	$—	N/A	7.00%
Banc of California	$3,671,545	14.17%	$1,684,283	6.50%	7.00%
Tier I capital (to risk-weighted assets)
Banc of California, Inc.	$3,369,457	12.97%	$1,558,601	6.00%	8.50%
Banc of California	$3,671,545	14.17%	$2,072,963	8.00%	8.50%
Total capital (to risk-weighted assets):
Banc of California, Inc.	$4,427,860	17.05%	$2,597,668	10.00%	10.50%
Banc of California	$4,315,098	16.65%	$2,591,204	10.00%	10.50%
NOTE 23. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
The following tables present the parent company only condensed balance sheets and the related condensed statements of earnings (loss) and condensed statements of cash flows as of and for the years indicated:

Parent Company Only	December 31,
Condensed Balance Sheets	2025	2024
	(In thousands)
Assets:
Cash and cash equivalents	$159,701	$192,255
Investments in subsidiaries	3,513,121	3,570,039
Other assets	92,584	134,799
Total assets	$3,765,406	$3,897,093
Liabilities:
Borrowings	$—	$172,976
Subordinated debt	216,369	214,709
Other liabilities	7,760	9,459
Total liabilities	224,129	397,144
Stockholders’ equity	3,541,277	3,499,949
Total liabilities and stockholders’ equity	$3,765,406	$3,897,093

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Parent Company Only	Year Ended December 31,
Condensed Statements of Earnings (Loss)	2025	2024	2023
	(In thousands)
Miscellaneous income	$4,576	$6,601	$8,978
Dividends from Bank subsidiary	430,000	80,000	46,000
Total income	434,576	86,601	54,978
Interest expense	19,551	29,217	12,067
Operating expenses	5,011	4,716	11,944
Total expenses	24,562	33,933	24,011
Earnings before income taxes and equity in undistributed earnings of subsidiaries	410,014	52,668	30,967
Income tax benefit	7,049	8,463	4,455
Earnings before equity in undistributed earnings of subsidiaries	417,063	61,131	35,422
Equity in undistributed (loss) earnings of subsidiaries	(188,090)	65,757	(1,934,559)
Net earnings (loss)	228,973	126,888	(1,899,137)
Preferred stock dividends	39,788	39,788	39,788
Net earnings (loss) available to common and equivalent stockholders	$189,185	$87,100	$(1,938,925)

Parent Company Only	Year Ended December 31,
Condensed Statements of Cash Flows	2025	2024	2023
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$228,973	$126,888	$(1,899,137)
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,684	4,608	378
Change in other assets	(3,438)	(42,141)	(466,018)
Change in liabilities	(3,168)	(22,063)	20,907
Earned stock compensation	23,352	15,448	28,697
Equity in undistributed loss (earnings) of subsidiaries	188,090	(65,757)	1,934,559
Net cash provided by (used in) operating activities	436,493	16,983	(380,614)

Cash flows from investing activities:
Cash acquired in acquisitions, net of consideration paid	—	—	26,310
Net cash provided by investing activities	—	—	26,310

Cash flows from financing activities:
Restricted stock surrendered	(3,714)	(2,708)	(5,419)
Repayments of borrowings	(174,000)	—	—
Net proceeds from stock issuance	—	—	382,900
Exercise of options	77	—	—
Common shares purchased under the Dividend Reinvestment Plan	—	308	69
Common shares repurchased under Stock Repurchase Program	(187,727)	—	—
Preferred stock dividends paid	(39,788)	(39,788)	(39,788)
Common stock dividends paid	(63,895)	(68,298)	(48,881)
Net cash (used in) provided by financing activities	(469,047)	(110,486)	288,881
Net decrease in cash and cash equivalents	(32,554)	(93,503)	(65,423)
Cash and cash equivalents, beginning of year	192,255	285,758	351,181
Cash and cash equivalents, end of year	$159,701	$192,255	$285,758

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 24. SEGMENT REPORTING
The Company provides banking and treasury management services to small, middle-market, and venture-backed businesses. The principal business activities of the Company are gathering deposits, originating and servicing loans and leases and investing in investment securities. The Company's CODM is the Chief Executive Officer.
The Company operates as one reportable segment - Commercial Banking - based on how the CODM manages the business activities, which are described above. The CODM uses net earnings (loss) to evaluate income (loss) generated from segment assets, assess performance, decide how to allocate resources, determine dividend availability, establish management's compensation, and guide other strategic decisions. The accounting policies of the Commercial Banking segment are the same as those described in "Note 1. Nature of Operations and Summary of Significant Accounting Policies." Additionally, the Company does not have intra-entity sales or transfers.
The following presents our operating segment income statement, including significant expense categories, regularly reviewed by the CODM, and the reconciliation of segment net earnings (loss) to consolidated net earnings (loss) for the years indicated:

Income Statement	Year Ended December 31,
Commercial Banking Segment	2025	2024	2023
	(In thousands)
Total interest income	$1,676,653	$1,812,705	$1,971,000
Total interest expense	699,267	886,655	1,223,872
Net interest income	977,386	926,050	747,128
Provision for credit losses	70,600	42,801	52,000
Net interest income after provision for credit losses	906,786	883,249	695,128
Noninterest income (loss)	142,139	77,145	(448,285)
Noninterest expense:
Compensation	349,506	341,396	332,353
Insurance and assessments	32,750	70,779	135,666
Customer related expense	105,425	129,471	124,104
Occupancy	60,624	67,993	61,668
Information technology and data processing	55,458	60,418	51,805
Leased equipment depreciation	26,393	29,271	34,243
Other professional services	23,087	20,857	24,623
Loan expense	16,372	17,306	20,458
Intangible asset amortization	28,267	33,143	11,419
Acquisition, integration and reorganization costs	—	(14,183)	142,633
Goodwill impairment	—	—	1,376,736
Other expense (1)	37,968	35,289	142,473
Total noninterest expense	735,850	791,740	2,458,181
Earnings (loss) before income taxes	313,075	168,654	(2,211,338)
Income tax expense (benefit)	84,102	41,766	(312,201)
Segment net earnings (loss) (2)	$228,973	$126,888	$(1,899,137)
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
The following presents our operating segment balance sheet information and the reconciliation of segment assets to consolidated total assets as of the dates indicated:

Balance Sheet Data	December 31,
Commercial Banking Segment	2025	2024
	(In thousands)
Segment total assets (1)	$34,797,442	$33,542,864
_________________________
(1)    Segment total assets is the same as total assets reported on the consolidated balance sheets.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 25. RELATED PARTY TRANSACTIONS
Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with, the Bank in the ordinary course of business, including deposits, loans, and other financial services-related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of businesses in accordance with the Bank's underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of December 31, 2025, no related party loans were categorized as nonaccrual, past due, restructured, or potential problem loans.
Transactions with Related Parties
The Company and the Bank have engaged in the transaction described below with the Company's current directors, executive officers, and beneficial owners of more than five percent of the outstanding shares of the Company's voting common stock and certain persons related to them.
The Company is a party to a services agreement with IntraFi Network LLC (“IntraFi”) whereby IntraFi provides the Bank with certain insured cash sweep services from time to time. Affiliates of funds managed by Warburg Pincus LLC hold a material investment interest in IntraFi. Additionally, one of Warburg Pincus LLC’s principals, Todd Schell, who currently serves as a member of the Board, is a member of the board of directors of IntraFi. Affiliates of funds managed by Warburg Pincus LLC beneficially owned approximately 9.63% of the Company’s outstanding voting common stock as of December 31, 2025. For the years ended December 31, 2025, 2024 and 2023, the amount paid to IntraFi for certain insured cash sweep services was $7.5 million, $8.0 million, and $9.2 million, respectively.
During the third quarter of 2025, the Company also repurchased 1,150,000 shares of our NVCE stock from the Warburg Investors. See "Note 21. Stockholders’ Equity" for additional information regarding this transaction.
NOTE 26.  SUBSEQUENT EVENTS
Stock Repurchase Program
As discussed in "Note 21. Stockholders' Equity," the Company has an active stock repurchase program. On February 2, 2026, the Company purchased 1,000,000 shares of its NVCE stock at $20.00 per share for $20 million.
Common Stock Dividend
On February 5, 2026, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.12 per common share, representing a 20% increase to the most recent dividend declaration. The cash dividend is payable on April 1, 2026, to stockholders of record at the close of business on March 16, 2026.
Preferred Stock Dividend
On February 5, 2026, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.4845 per Depositary Share. The cash dividend is payable on March 2, 2026 to stockholders of record at the close of business on February 19, 2026.
We have evaluated events that have occurred subsequent to December 31, 2025 and have concluded there are no subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2025 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rules 13a‑15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025. See "Management's Report on Internal Control Over Financial Reporting" set forth in Part II, Item 8 for additional information regarding management's evaluation.
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
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item regarding the Company’s directors and executive officers, and corporate governance, including information with respect to Section 16(a) reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2026 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the registrant’s Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10‑K under “Available Information.” Such information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2026 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2026 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
The following table provides information as of December 31, 2025 regarding securities issued and to be issued under our equity compensation plan in effect during fiscal year 2025:

		Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	Plan Name	(a)	(b)	(c)
Amended and Restated
Equity compensation	Banc of California,
plans approved by	Inc. 2018 Stock
security holders	Incentive Plan (1)	—	$—	3,555,357	(2)
Equity compensation
plans not approved by
security holders	None	—	—	—
Total		—	$—	3,555,357
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
(2)    The Amended and Restated 2018 Plan permits these remaining shares to be issued in the form of options, PSUs, RSUs, restricted stock, or stock appreciation rights.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2026 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2026 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

4.6	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Filed herewith).
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

10.6*
Separation Agreement and General Release, dated as of October 9, 2024, between and among Banc of California and John Sotoodeh filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference..

10.7*	Banc of California, Inc. Executive Incentive Compensation Plan, filed as an exhibit to the Registrant’s Form 8-K filed with the SEC on May 2, 2019 and incorporated herein by reference.
10.8*
Banc of California, Inc. Executive Change in Control Severance Plan, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and incorporated herein by reference.

10.9*
Banc of California, Inc. Amended and Restated 2018 Omnibus Stock Incentive Plan ("2018 Omnibus Plan"), included as an annex to the Banc of California, Inc. Registration Statement on Form S-4 filed on October 19, 2023 and incorporated herein by reference.

10.10*
Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan, effective as of May 11, 2021, filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.

10.11*
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

10.24*
Banc of California, Inc. Employee Severance Plan and Summary Plan Description, filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference.

19.1	Banc of California, Inc. Insider Trading Policy, filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference.

21.1	Subsidiaries of the Registrant (Filed herewith).
23.1	Consent of Ernst & Young LLP (Filed herewith).
23.2	Consent of KPMG LLP (Filed herewith).
31.1	Section 302 Certification of Chief Executive Officer (Filed herewith).
31.2	Section 302 Certification of Chief Financial Officer (Filed herewith).
32.1+	Section 906 Certification of Chief Executive Officer (Furnished herewith).
32.2+	Section 906 Certification of Chief Financial Officer (Furnished herewith).
97*	Banc of California, Inc. Mandatory Recoupment Policy, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.
101
Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) the Consolidated Statements of Earnings (Loss) for the years ended December 31, 2025, 2024, and 2023, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024, and 2023, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024, and 2023, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S‑T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.) (Filed herewith).

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

BANC OF CALIFORNIA, INC.
Dated:	February 27, 2026	By:	/s/ JARED M. WOLFF Jared M. Wolff Chairman and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JARED M. WOLFF Jared M. Wolff	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2026

/s/ JOHN M. EGGEMEYER, III John M. Eggemeyer, III	Vice Chairman of the Board of Directors, Lead Director	February 27, 2026

/s/ JOSEPH KAUDER Joseph Kauder	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2026

/s/ KAREN HON Karen Hon	Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 27, 2026

/s/ JAMES A. "CONAN" BARKER James A. "Conan" Barker	Director	February 27, 2026

/s/ PAUL R. BURKE Paul R. Burke	Director	February 27, 2026

/s/ MARY A. CURRAN Mary A. Curran	Director	February 27, 2026

/s/ SHANNON F. EUSEY Shannon F. Eusey	Director	February 27, 2026

/s/ RICHARD J. LASHLEY Richard J. Lashley	Director	February 27, 2026

/s/ SUSAN E. LESTER Susan E. Lester	Director	February 27, 2026

/s/ JOSEPH J. RICE Joseph J. Rice	Director	February 27, 2026

/s/ TODD SCHELL Todd Schell	Director	February 27, 2026

/s/ VANIA E. SCHLOGEL Vania E. Schlogel	Director	February 27, 2026

/s/ANDREW THAU Andrew Thau	Director	February 27, 2026