Form 10-Q
period 2026-03-31
BANC OF CALIFORNIA, INC.
filed 2026-05-08
CIK 1169770

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ______
Commission File Number 001-35522
BANC OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3639825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No  ☑
As of April 30, 2026, there were 153,724,787 shares of the registrant's voting common stock outstanding, excluding 60,269 shares of unvested restricted stock, and there were 477,321 shares of the registrant's class B non-voting common stock outstanding.

BANC OF CALIFORNIA, INC.
MARCH 31, 2026 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Quarterly Report on Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACL	Allowance for Credit Losses	FRB	Board of Governors of the Federal Reserve System
AFS	Available-for-Sale	FRBSF	Federal Reserve Bank of San Francisco
ALLL	Allowance for Loan and Lease Losses	HFI	Held for Investment
AOCI	Accumulated Other Comprehensive Income (Loss)	HFS	Held for Sale
ASC	Accounting Standards Codification	HLBV	Hypothetical Liquidation at Book Value
ASU	Accounting Standards Update	HTM	Held-to-Maturity
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	IRR	Interest Rate Risk
BOLI	Bank Owned Life Insurance	LIHTC	Low Income Housing Tax Credit
CDI	Core Deposit Intangible Assets	LOCOM	Lower of Cost or Market
CECL	Current Expected Credit Loss	MBS	Mortgage-Backed Securities
CET1	Common Equity Tier 1	NII	Net Interest Income
CMBS	Commercial Mortgage-Backed Securities	NVCE	Non-Voting Common Stock Equivalents
CMOs	Collateralized Mortgage Obligations	OREO	Other Real Estate Owned
CODM	Chief Operating Decision Maker	PSUs	Performance Stock Units
CRE	Commercial Real Estate	ROU	Right-of-use
CRA	Community Reinvestment Act	RSUs	Restricted Stock Units
CRI	Customer Relationship Intangible Assets	SBA	Small Business Administration
DFPI	California Department of Financial Protection and Innovation	SBIC	Small Business Investment Company
DTAs	Deferred Tax Assets	SEC	Securities and Exchange Commission
ECR	Earnings Credit Rate	SFR	Single-Family Residential
EVE	Economic Value of Equity	SOFR	Secured Overnight Financing Rate
FASB	Financial Accounting Standards Board	TRSAs	Time-Based Restricted Stock Awards
FDIC	Federal Deposit Insurance Corporation	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FHLB	Federal Home Loan Bank of San Francisco

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(in thousands, except par value amounts)
ASSETS:
Cash and due from banks	$214,120	$181,103
Interest-earning deposits in financial institutions	2,003,149	2,126,862
Total cash, cash equivalents, and restricted cash	2,217,269	2,307,965
Securities AFS, at fair value, net of allowance for credit losses (amortized cost of
$2,857,903 and $2,646,414, respectively)(ACL of $775 and $775, respectively)	2,656,332	2,454,058
Securities HTM, at amortized cost, net of allowance for credit losses (fair value of
$2,227,000 and $2,246,526, respectively)(ACL of $695 and $695, respectively)	2,313,548	2,308,636
FRB and FHLB stock, at cost	170,342	160,442
Total investment securities	5,140,222	4,923,136
Loans HFS	259,049	182,936
Loans and leases HFI	24,780,347	25,032,679
Allowance for loan and lease losses	(241,600)	(245,612)
Total loans and leases HFI, net	24,538,747	24,787,067
Equipment leased to others under operating leases	223,558	238,232
Premises and equipment, net	146,316	146,698
Bank owned life insurance	352,707	350,083
Goodwill	214,521	214,521
Intangible assets, net	99,091	105,287
Deferred tax asset, net	653,481	656,755
Other assets	879,280	884,762
Total assets	$34,724,241	$34,797,442
LIABILITIES:
Noninterest-bearing deposits	$7,797,542	$7,822,787
Interest-bearing deposits	19,524,592	20,020,570
Total deposits	27,322,134	27,843,357
Borrowings (including $111,250 and $113,634 at fair value, respectively)	2,551,250	2,063,819
Subordinated debt	954,072	952,740
Accrued interest payable and other liabilities	343,459	396,249
Total liabilities	31,170,915	31,256,165
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY:
Preferred stock	498,516	498,516
Common stock ($0.01 par value, 153,784,724 shares issued and 153,722,123 outstanding at
March 31, 2026; 150,039,018 shares issued and 149,963,520 outstanding at December 31, 2025)	1,538	1,500
Class B non-voting common stock ($0.01 par value, 477,321 shares issued at March 31, 2026
and 477,321 shares issued at December 31, 2025)	5	5
NVCE ($0.01 par value, — shares issued at
March 31, 2026 and 5,017,064 shares issued at December 31, 2025)	—	50
Additional paid-in capital	3,501,213	3,552,483
Retained deficit	(180,011)	(242,016)
Accumulated other comprehensive loss, net	(267,935)	(269,261)
Total stockholders' equity	3,553,326	3,541,277
Total liabilities and stockholders' equity	$34,724,241	$34,797,442
See Notes to Unaudited Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	March 31,	December 31,	March 31,
	2026	2025	2025
	(In thousands, except per share amounts)
Interest income:
Loans and leases	$349,943	$359,268	$346,103
Investment securities	41,873	39,557	37,862
Deposits in financial institutions	15,626	18,123	22,690
Total interest income	407,442	416,948	406,655
Interest expense:
Deposits	120,233	129,896	140,530
Borrowings	20,177	19,858	18,421
Subordinated debt	15,415	15,832	15,340
Total interest expense	155,825	165,586	174,291
Net interest income	251,617	251,362	232,364
Provision for credit losses	9,800	12,500	9,300
Net interest income after provision for credit losses	241,817	238,862	223,064
Noninterest income:
Leased equipment income	8,530	16,381	10,784
Commissions and fees	10,980	9,524	9,958
Service charges on deposit accounts	4,978	5,038	4,543
Gain on sale of loans and leases	7	18	211
Dividends and gains on equity investments	2,002	3,492	2,323
Warrant income (loss)	938	361	(295)
Other income	7,893	6,757	6,126
Total noninterest income	35,328	41,571	33,650
Noninterest expense:
Compensation	91,100	85,862	86,417
Customer related expense	23,737	24,870	27,751
Occupancy	14,892	14,726	15,010
Information technology and data processing	14,339	13,751	15,099
Insurance and assessments	6,764	7,070	7,283
Intangible asset amortization	6,348	6,788	7,160
Leased equipment depreciation	5,304	6,202	6,741
Other professional services	4,236	6,774	4,513
Loan expense	4,292	4,445	2,930
Other expense	10,379	10,156	10,749
Total noninterest expense	181,391	180,644	183,653
Earnings before income taxes	95,754	99,789	73,061
Income tax expense	23,802	22,398	19,493
Net earnings	71,952	77,391	53,568
Preferred stock dividends	9,947	9,947	9,947
Net earnings available to common and equivalent stockholders	$62,005	$67,444	$43,621

Earnings per share:
Basic	$0.40	$0.43	$0.26
Diluted	$0.39	$0.42	$0.26
See Notes to Unaudited Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,	December 31,	March 31,
	2026	2025	2025
	(In thousands)
Net earnings	$71,952	$77,391	$53,568
Other comprehensive income, net of tax:
Unrealized net holding (losses) gains on securities AFS arising during the period	(9,215)	15,671	38,470
Income tax benefit (expense) related to unrealized net holding gains arising during the period	2,553	(4,350)	(10,952)
Unrealized net holding (losses) gains on securities AFS, net of tax	(6,662)	11,321	27,518
Amortization of unrealized net loss on securities transferred from AFS to HTM	8,576	8,606	8,342
Income tax expense related to amortization of unrealized net loss on securities transferred from AFS to HTM	(2,376)	(2,377)	(2,378)
Amortization of unrealized net loss on securities transferred from AFS to HTM, net of tax	6,200	6,229	5,964
Change in fair value of credit-linked notes	(111)	(122)	146
Income tax benefit (expense) related to change in fair value of credit-linked notes	31	28	(42)
Change in fair value of credit-linked notes, net of tax	(80)	(94)	104
Unrealized gain (loss) on cash flow hedges arising during the period	2,584	408	(2,973)
Income tax (expense) benefit related to unrealized gain on cash flow hedges arising during the period	(716)	(108)	847
Unrealized gain (loss) on cash flow hedges, net of tax	1,868	300	(2,126)
Other comprehensive income, net of tax	1,326	17,756	31,460
Comprehensive income	$73,278	$95,147	$85,028
See Notes to Unaudited Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Three Months Ended March 31, 2026
		Common Stock		Non -Voting			Accumulated
			Class B	Common	Additional		Other
	Preferred		Non-	Stock	Paid-in	Retained	Comprehensive
	Stock	Voting	Voting	Equivalents	Capital	Deficit	Loss, Net	Total
	(In thousands, except per share amount)
Balance, December 31, 2025	$498,516	$1,500	$5	$50	$3,552,483	$(242,016)	$(269,261)	$3,541,277
Net earnings	—	—	—	—	—	71,952	—	71,952
Other comprehensive income, net of tax	—	—	—	—	—	—	1,326	1,326
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	5	—	—	5,631	—	—	5,636
Conversion of NVCE to voting common stock	—	40	—	(40)	—	—	—	—
Restricted stock surrendered	—	—	—	—	(5,574)	—	—	(5,574)
Shares purchased under
Dividend Reinvestment Plan	—	—	—	—	115	—	—	115
Shares repurchased under Stock Repurchase
Program including excise tax	—	(7)	—	—	(12,073)	—	—	(12,080)
NVCE repurchased	—	—	—	(10)	(20,190)	—	—	(20,200)
Cash dividends paid:
Preferred stock, $0.4845/share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.12/share	—	—	—	—	(19,179)	—	—	(19,179)
Balance, March 31, 2026	$498,516	$1,538	$5	$—	$3,501,213	$(180,011)	$(267,935)	$3,553,326

	Three Months Ended March 31, 2026
		Common Stock		Non-Voting
	Preferred		Class B	Common Stock
	Stock	Voting	Non-Voting	Equivalents
Number of shares, December 31, 2025	513,250	150,039,018	477,321	5,017,064
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	723,872	—	—
Restricted stock surrendered	—	(291,929)	—	—
Shares purchased under Dividend Reinvestment Plan	—	6,634	—	—
Shares repurchased under Stock Repurchase Program	—	(709,935)	—	(1,000,000)
Conversion of NVCE to voting common stock	—	4,017,064	—	(4,017,064)
Number of shares, March 31, 2026	513,250	153,784,724	477,321	—
See Notes to Unaudited Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Three Months Ended March 31, 2025
				Non-Voting			Accumulated
		Common Stock		Common	Additional		Other
	Preferred		Class B	Stock	Paid-in	Retained	Comprehensive
	Stock	Voting	Non-Voting	Equivalents	Capital	Deficit	Loss, Net	Total
	(In thousands, except per share amount)
Balance, December 31, 2024	$498,516	$1,586	$5	$98	$3,785,725	$(431,201)	$(354,780)	$3,499,949
Net earnings	—	—	—	—	—	53,568	—	53,568
Other comprehensive income,
net of tax	—	—	—	—	—	—	31,460	31,460
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	2	—	—	5,493	—	—	5,495
Restricted stock surrendered	—	—	—	—	(2,699)	—	—	(2,699)
Shares repurchased under
Dividend Reinvestment Plan	—	—	—	—	72	—	—	72
Shares repurchased under the
Stock Repurchase Program
including excise tax	—	(27)	—	—	(38,904)	—	—	(38,931)
Cash dividends paid:
Preferred stock, $0.4845/share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.10/share	—	—	—	—	(17,311)	—	—	(17,311)
Balance, March 31, 2025	$498,516	$1,561	$5	$98	$3,732,376	$(387,580)	$(323,320)	$3,521,656

	Three Months Ended March 31, 2025
				Non-Voting
		Common Stock		Common
	Preferred		Class B	Stock
	Stock	Voting	Non-Voting	Equivalents
Number of shares, December 31, 2024	513,250	158,557,735	477,321	9,790,600
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	440,587	—	—
Restricted stock surrendered	—	(183,480)	—	—
Shares purchased under Dividend Reinvestment Plan	—	5,146	—	—
Shares repurchased under Stock Repurchase Program	—	(2,684,823)	—	—
Number of shares, March 31, 2025	513,250	156,135,165	477,321	9,790,600
See Notes to Unaudited Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net earnings	$71,952	$53,568
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,894	13,027
Amortization of net premiums on investment securities	4,524	5,068
Accretion of net purchased loan discounts and deferred loan fees	(16,475)	(21,181)
Amortization of intangible assets	6,348	7,160
Amortization of operating lease ROU assets	5,717	5,895
Provision for credit losses	9,800	9,300
Loss on sale of foreclosed assets	28	17
Provision for losses on foreclosed assets	44	265
Gain on sale of loans and leases	(7)	(211)
Loss on sale of premises and equipment	1	—
Unrealized gain on derivatives, foreign currencies, and credit-linked notes, net	(362)	(279)
LOCOM HFS adjustment	(3)	—
Earned stock compensation	5,636	5,495
Decrease in other assets	4,851	12,301
Decrease in accrued interest payable and other liabilities	(53,967)	(75,303)
Net cash provided by operating activities	48,981	15,122

Cash flows from investing activities:
Net decrease (increase) in loans and leases	175,029	(337,351)
Proceeds from sales of loans and leases	740	1,301
Proceeds from maturities and paydowns of securities AFS	130,567	97,893
Purchases of securities AFS	(343,368)	(148,541)
Proceeds from maturities and paydowns of securities HTM	452	310
Purchases of FHLB and FRB stock	(9,900)	(7,557)
Proceeds from sales of foreclosed assets	689	5,316
Purchases of premises and equipment	(3,380)	(1,525)
Proceeds from BOLI death benefit	583	—
Net decrease in equipment leased to others under operating leases	9,370	5,415
Net cash used in investing activities	(39,218)	(384,739)

Cash flows from financing activities:
Net decrease in noninterest-bearing deposits	(25,245)	(125,963)
Net (decrease) increase in interest-bearing deposits	(495,978)	127,245
Repayments of borrowings	(2,401)	(1,014)
Proceeds from borrowings	489,815	279,842
Common shares repurchased under Stock Repurchase Program	(32,280)	(38,931)
Common shares purchased under Dividend Reinvestment Plan	—	72
Restricted stock surrendered	(5,574)	(2,699)
Preferred stock dividends paid	(9,947)	(9,947)
Common stock dividends paid	(18,849)	(17,311)
Net cash (used in) provided by financing activities	(100,459)	211,294

Net decrease in cash, cash equivalents, and restricted cash	(90,696)	(158,323)
Cash, cash equivalents, and restricted cash, beginning of period	2,307,965	2,502,212
Cash, cash equivalents, and restricted cash, end of period	$2,217,269	$2,343,889
See Notes to Unaudited Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$154,207	$180,996
Cash received for income taxes	(342)	(256)
Loans transferred to foreclosed assets	1,700	1,354
Transfers from loans HFI to loans HFS	72,061	—
See Notes to Unaudited Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Banc of California, Inc., a Maryland corporation, was incorporated in March 2002 and serves as the holding company for its wholly owned subsidiary, Banc of California (the “Bank”), a California state-chartered bank and member of the FRB. When we refer to the “holding company," we are referring to Banc of California, Inc., the parent company, on a stand-alone basis. When we refer to “we,” “us,” “our,” or the “Company,” we are referring to Banc of California, Inc. and its consolidated subsidiaries including the Bank, collectively. As a bank holding company, Banc of California, Inc. is subject to ongoing and comprehensive supervision, regulation, examination, and enforcement by the FRB. As a California state-chartered bank and a member of the FRB, the Bank is subject to ongoing and comprehensive supervision, regulation, examination, and enforcement by the DFPI and the FRB. The Bank is also a member of the FHLB system, and its deposit accounts are insured by the Deposit Insurance Fund of the FDIC.
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
Significant Accounting Policies
Our accounting policies are described in "Note 1. Nature of Operations and Summary of Significant Accounting Policies", of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC ("Form 10-K").
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

In November 2025, the FASB issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans,” which updates the accounting for acquired loans under the CECL model. The amendments address application challenges under previous guidance, including the perceived double-counting of credit losses at acquisition, by expanding the gross-up approach and introducing the concept of purchased seasoned loans. Under the new standard, an ACL is recorded at acquisition with a corresponding adjustment to the loan’s amortized cost basis, eliminating the requirement for a day-one provision for certain acquired loans. Loans acquired in a business combination (excluding credit cards) are automatically considered purchased seasoned loans, while other loans qualify if acquired more than 90 days after origination and the acquirer was not involved in origination. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and is to be applied prospectively. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.
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
The accompanying unaudited Consolidated Financial Statements as of March 31, 2026 and three months ended March 31, 2026 and 2025 have been prepared in accordance with U.S. GAAP for interim information and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K.
Use of Estimates
The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the ACL (the combination of the ALLL and the reserve for unfunded loan commitments) and the realization of deferred tax assets and liabilities. Estimates may be adjusted as more current information becomes available, and any adjustment may be significant.
NOTE 2. RESTRICTED CASH
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. There were no average reserves required to be held at the FRBSF for the three months ended March 31, 2026 and 2025. The following restricted cash balances are included in "Interest-earning deposits in financial institutions" on the consolidated balance sheets. As of March 31, 2026 and December 31, 2025, we pledged cash collateral for our derivative contracts of $15.3 million and $15.1 million, respectively. In connection with the issuance of the credit-linked notes on September 29, 2022, the Company maintains a correspondent bank account at a third-party financial institution that serves as the collateral account. The repayment of principal on the credit-linked notes is secured by this collateral account, which had a balance of $114.3 million at March 31, 2026 and $115.3 million at December 31, 2025. We pledged cash to secure standby letters of credit that we have issued on behalf of our customers. As of March 31, 2026 and December 31, 2025, the balance of such restricted cash totaled $39.8 million and $39.8 million, respectively.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 3.  INVESTMENT SECURITIES
Securities Available-for-Sale
The following tables present amortized cost, gross unrealized gains and losses, and fair values of AFS securities as of the dates indicated:

	March 31, 2026
		Allowance		Gross	Gross
	Amortized	for Credit	Net Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$951,650	$—	$951,650	$—	$(139,989)	$811,661
Agency commercial MBS	52,030	—	52,030	—	(1,049)	50,981
Agency residential CMOs	1,122,858	—	1,122,858	1,423	(20,098)	1,104,183
Corporate debt securities	246,475	(775)	245,700	880	(14,622)	231,958
Private label residential CMOs	259,984	—	259,984	157	(26,957)	233,184
Collateralized loan obligations	200,306	—	200,306	155	(87)	200,374
Private label commercial MBS	8,742	—	8,742	—	(472)	8,270
Asset-backed securities	12,637	—	12,637	24	—	12,661
SBA securities	3,221	—	3,221	—	(161)	3,060
Total (1)	$2,857,903	$(775)	$2,857,128	$2,639	$(203,435)	$2,656,332
_________________________
(1)    Excludes accrued interest receivable of $12.3 million at March 31, 2026 which is recorded in "Other assets" on the consolidated balance sheets.

	December 31, 2025
		Allowance		Gross	Gross
	Amortized	for Credit	Net Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$972,161	$—	$972,161	$—	$(138,076)	$834,085
Agency commercial MBS	52,022	—	52,022	44	(1,100)	50,966
Agency residential CMOs	883,067	—	883,067	3,857	(15,300)	871,624
Corporate debt securities	257,236	(775)	256,461	576	(15,441)	241,596
Private label residential CMOs	254,787	—	254,787	522	(26,334)	228,975
Collateralized loan obligations	200,519	—	200,519	303	—	200,822
Private label commercial MBS	9,746	—	9,746	—	(467)	9,279
Asset-backed securities	13,242	—	13,242	7	—	13,249
SBA securities	3,634	—	3,634	—	(172)	3,462
Total (1)	$2,646,414	$(775)	$2,645,639	$5,309	$(196,890)	$2,454,058
_________________________
(1)    Excludes accrued interest receivable of $11.4 million at December 31, 2025 which is recorded in "Other assets" on the consolidated balance sheets.
See "Note 11. Fair Value Measurements and Fair Value of Financial Instruments" for information on fair value measurements and methodology.
As of March 31, 2026, AFS securities with a fair value of $3.1 million were pledged as collateral solely for public deposits.
Realized Gains and Losses on Securities Available-for-Sale
The were no sales of AFS securities for the three months ended March 31, 2026 and 2025.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of AFS securities that were in unrealized loss positions as of the dates indicated:

	March 31, 2026
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$—	$—	$811,661	$(139,989)	$811,661	$(139,989)
Agency commercial MBS	18,951	(51)	32,030	(998)	50,981	(1,049)
Agency residential CMOs	748,392	(5,689)	83,847	(14,409)	832,239	(20,098)
Corporate debt securities	16,319	(181)	189,534	(14,441)	205,853	(14,622)
Private label residential CMOs	42,560	(286)	123,921	(26,671)	166,481	(26,957)
Collateralized loan obligations	24,913	(87)	—	—	24,913	(87)
Private label commercial MBS	—	—	8,270	(472)	8,270	(472)
SBA securities	—	—	3,060	(161)	3,060	(161)
Total	$851,135	$(6,294)	$1,252,323	$(197,141)	$2,103,458	$(203,435)

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$—	$—	$834,085	$(138,076)	$834,085	$(138,076)
Agency commercial MBS	4,994	(6)	32,006	(1,094)	37,000	(1,100)
Agency residential CMOs	70,270	(117)	101,501	(15,183)	171,771	(15,300)
Corporate debt securities	—	—	188,545	(15,441)	188,545	(15,441)
Private label residential CMOs	19,672	(8)	127,020	(26,326)	146,692	(26,334)
Private label commercial MBS	—	—	9,279	(467)	9,279	(467)
SBA securities	—	—	3,462	(172)	3,462	(172)
Total	$94,936	$(131)	$1,295,898	$(196,759)	$1,390,834	$(196,890)
At March 31, 2026, the Company evaluated all securities in an unrealized loss position to determine whether any portion of the unrealized losses were attributable to credit related factors. As a result of this assessment, an ACL of $0.8 million was recorded on one corporate debt security classified as AFS. For all other securities in unrealized loss position, the loss was attributable to changes in market interest rates and other market conditions, rather than credit deterioration of the underlying issuers. In making this determination, we considered several factors, including credit ratings and financial condition of the issuers, the seniority of the tranches, and any U.S. government agency guarantees. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis. Therefore, no write-down to fair value through earnings was necessary. Except for the credit loss recognized above, the remaining unrealized losses continue to be recorded in accumulated other comprehensive loss within stockholders’ equity.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Contractual Maturities of Securities Available-for-Sale
The following tables present the contractual maturities of our AFS securities portfolio based on amortized cost and fair value as of the dates indicated:

	March 31, 2026
	Due Within	Due after One Year	Due After Five Years	Due After
Security Type	One Year	Through Five Years	Through Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Agency residential MBS	$—	$—	$—	$951,650	$951,650
Agency commercial MBS	—	40,235	—	11,795	52,030
Agency residential CMOs	—	—	13,353	1,109,505	1,122,858
Corporate debt securities	—	69,888	176,587	—	246,475
Private label residential CMOs	—	—	—	259,984	259,984
Collateralized loan obligations	—	—	93,763	106,543	200,306
Private label commercial MBS	—	—	5,272	3,470	8,742
Asset-backed securities	—	—	—	12,637	12,637
SBA securities	—	—	3,221	—	3,221
Total Amortized Cost:	$—	$110,123	$292,196	$2,455,584	$2,857,903
Fair Value:
Agency residential MBS	$—	$—	$—	$811,661	$811,661
Agency commercial MBS	—	40,150	—	10,831	50,981
Agency residential CMOs	—	—	13,555	1,090,628	1,104,183
Corporate debt securities	—	67,935	164,023	—	231,958
Private label residential CMOs	—	—	—	233,184	233,184
Collateralized loan obligations	—	—	93,744	106,630	200,374
Private label commercial MBS	—	—	4,954	3,316	8,270
Asset-backed securities	—	—	—	12,661	12,661
SBA securities	—	—	3,060	—	3,060
Total Fair Value:	$—	$108,085	$279,336	$2,268,911	$2,656,332

CMBS, CMOs, and MBS have contractual maturity dates, but require periodic payments based upon scheduled amortization terms. Actual principal collections on these securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.
Securities Held-to-Maturity
The following tables present amortized cost, ACL, gross unrealized gains and losses, and fair values of HTM securities as of the dates indicated:

	March 31, 2026
	Amortized	Allowance for	Net Carrying	Gross Unrealized	Gross Unrealized	Fair
Security Type	Cost	Credit Losses	Amount	Gains	Losses	Value
	(In thousands)
Municipal securities	$1,238,920	$(20)	$1,238,900	$248	$(35,299)	$1,203,849
Agency commercial MBS	448,918	—	448,918	—	(21,671)	427,247
Private label commercial MBS	361,672	—	361,672	—	(13,197)	348,475
U.S. Treasury securities	193,784	—	193,784	—	(9,673)	184,111
Corporate debt securities	70,949	(675)	70,274	—	(6,956)	63,318
Total (1)	$2,314,243	$(695)	$2,313,548	$248	$(86,796)	$2,227,000
__________________________
(1)    Excludes accrued interest receivable of $11.2 million at March 31, 2026 which is recorded in "Other assets" on the consolidated balance sheet

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

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
As of March 31, 2026, HTM securities with an amortized cost of $2.3 billion and a fair value of $2.2 billion were pledged as collateral primarily for the FRB secured line of credit and public deposits.
Allowance for Credit Losses on Securities Held-to-Maturity
Credit losses on HTM securities are recorded at the time of purchase, acquisition, or when the Company designates securities as HTM. The ACL on HTM securities is represents CECL that may be incurred over the life of the investment. Accrued interest receivable on HTM securities, which is included in "Other assets" on the consolidated balance sheets, is excluded from the estimate of expected credit losses. HTM U.S. Treasury securities and agency-backed MBS securities are considered to have no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. The change in fair value in the HTM private label CMBS portfolio is solely driven by changes in interest rates. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates and, thus, there is no related ACL for this portfolio. The underlying bonds in the Company’s HTM municipal securities and HTM corporate debt securities portfolios are evaluated for credit losses in conjunction with management’s estimate of the ACL based primarily on credit ratings.
Securities Held-to-Maturity by Credit Quality Indicator
The Company uses Standard & Poor's, Moody's, Fitch, Kroll, and Egan Jones ratings as the credit quality indicators for its HTM securities. The following tables present our HTM securities portfolio by the lowest available credit rating as of the dates indicated:

	March 31, 2026
Security Type	AAA	AA+	AA	AA-	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$567,345	$364,053	$221,393	$84,429	$1,700	$—	$1,238,920
Agency commercial MBS	—	448,918	—	—	—	—	448,918
Private label commercial MBS	361,672	—	—	—	—	—	361,672
U.S. Treasury securities	—	193,784	—	—	—	—	193,784
Corporate debt securities	—	—	—	—	44,683	26,266	70,949
Total	$929,017	$1,006,755	$221,393	$84,429	$46,383	$26,266	$2,314,243

	December 31, 2025
Security Type	AAA	AA+	AA	AA-	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$567,140	$363,823	$220,823	$84,302	$1,704	$—	$1,237,792
Agency commercial MBS	—	447,283	—	—	—	—	447,283
Private label commercial MBS	360,382	—	—	—	—	—	360,382
U.S. Treasury securities	—	193,022	—	—	—	—	193,022
Corporate debt securities	—	—	—	—	44,646	26,206	70,852
Total	$927,522	$1,004,128	$220,823	$84,302	$46,350	$26,206	$2,309,331

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Contractual Maturities of Securities Held-to-Maturity
The following tables present the contractual maturities of our HTM securities portfolio based on amortized cost and fair value as of the date indicated:

	March 31, 2026
	Due Within	Due after One Year	Due After Five Years	Due After
Security Type	One Year	Through Five Years	Through Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Municipal securities	$—	$160,750	$404,033	$674,137	$1,238,920
Agency commercial MBS	—	69,620	379,298	—	448,918
Private label commercial MBS	—	—	37,421	324,251	361,672
U.S. Treasury securities	—	—	193,784	—	193,784
Corporate debt securities	—	—	53,775	17,174	70,949
Total Amortized Cost:	$—	$230,370	$1,068,311	$1,015,562	$2,314,243
Fair Value:
Municipal securities	$—	$158,795	$394,729	$650,325	$1,203,849
Agency commercial MBS	—	67,053	360,194	—	427,247
Private label commercial MBS	—	—	36,235	312,240	348,475
U.S. Treasury securities	—	—	184,111	—	184,111
Corporate debt securities	—	—	48,945	14,373	63,318
Total Fair Value:	$—	$225,848	$1,024,214	$976,938	$2,227,000

CMBS have contractual maturity dates, but require periodic payments based upon scheduled amortization terms. Actual principal collections on these securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Taxable interest	$33,969	$31,447
Non-taxable interest	4,362	4,517
Dividend income	3,542	1,898
Total interest income on investment securities	$41,873	$37,862

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 4.  LOANS AND LEASES HELD FOR INVESTMENT
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
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases HFI as of the dates indicated:

	March 31, 2026	December 31, 2025
	(In thousands)
Real estate mortgage	$13,584,489	$13,846,097
Real estate construction and land (1)	1,903,999	1,959,591
Commercial	9,048,610	8,994,466
Consumer	346,015	355,333
Total gross loans and leases HFI	24,883,113	25,155,487
Unearned discounts, net (2)	(67,640)	(86,061)
Deferred fees, net	(35,126)	(36,747)
Total loans and leases HFI	24,780,347	25,032,679
Allowance for loan and lease losses	(241,600)	(245,612)
Total loans and leases HFI, net (3)	$24,538,747	$24,787,067
____________________
(1)    Includes land and acquisition and development loans of $217.8 million and $214.5 million at March 31, 2026 and December 31, 2025.
(2)    Represents net acquisition discounts of $143.0 million and net purchase premiums of $75.4 million at March 31, 2026, and net acquisition discounts of $158.5 million and net purchase premiums of $72.4 million at December 31, 2025.
(3)    Excludes accrued interest receivable of $106.2 million and $104.3 million at March 31, 2026 and December 31, 2025, respectively, which is recorded in "Other assets" on the consolidated balance sheets.
The following tables present an aging analysis of our loans and leases HFI by loan portfolio segment and class as of the dates indicated:

	March 31, 2026
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$10,828	$41,058	$51,886	$4,041,500	$4,093,386
Multi-family	32,843	2,536	35,379	5,919,723	5,955,102
Other residential	41,333	37,472	78,805	3,379,605	3,458,410
Total real estate mortgage	85,004	81,066	166,070	13,340,828	13,506,898
Real estate construction and land:
Commercial	32,925	—	32,925	331,650	364,575
Residential	140,687	—	140,687	1,387,067	1,527,754
Total real estate construction and land	173,612	—	173,612	1,718,717	1,892,329
Commercial:
Asset-based	509	—	509	3,208,829	3,209,338
Venture capital	595	—	595	2,321,666	2,322,261
Other commercial (1)	1,501	(115)	1,386	3,500,002	3,501,388
Total commercial	2,605	(115)	2,490	9,030,497	9,032,987
Consumer	2,309	648	2,957	345,176	348,133
Total	$263,530	$81,599	$345,129	$24,435,218	$24,780,347
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

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
Our policy is to discontinue accruing interest when principal or interest payments are past due 90 days or more, unless the loan is both well secured and in the process of collection, or when collectability is otherwise in doubt in the normal course of business. Interest income on nonaccrual loans is recognized only as cash is received and when the loan's principal balance is deemed collectible.
The following table presents our nonaccrual and performing loans and leases HFI by loan portfolio segment and class as of the dates indicated:

	March 31, 2026			December 31, 2025
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$87,548	$4,005,838	$4,093,386	$93,334	$4,221,303	$4,314,637
Multi-family	13,200	5,941,902	5,955,102	3,358	6,086,059	6,089,417
Other residential	53,489	3,404,921	3,458,410	57,984	3,288,749	3,346,733
Total real estate mortgage	154,237	13,352,661	13,506,898	154,676	13,596,111	13,750,787
Real estate construction and land:
Commercial	—	364,575	364,575	—	379,387	379,387
Residential	—	1,527,754	1,527,754	—	1,568,240	1,568,240
Total real estate construction and land	—	1,892,329	1,892,329	—	1,947,627	1,947,627
Commercial:
Asset-based	—	3,209,338	3,209,338	—	2,951,010	2,951,010
Venture capital	28,792	2,293,469	2,322,261	625	2,221,472	2,222,097
Other commercial	1,642	3,499,746	3,501,388	2,510	3,801,589	3,804,099
Total commercial	30,434	9,002,553	9,032,987	3,135	8,974,071	8,977,206
Consumer	1,063	347,070	348,133	1,357	355,702	357,059
Total	$185,734	$24,594,613	$24,780,347	$159,168	$24,873,511	$25,032,679

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

At March 31, 2026, nonaccrual loans and leases included $81.6 million of loans and leases 90 or more days past due, $28.4 million of loans 30 to 89 days past due, and $75.7 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2025, nonaccrual loans and leases included $92.7 million of loans and leases 90 or more days past due, $15.3 million of loans 30 to 89 days past due, and $51.2 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability. As of March 31, 2026, a few of our largest loan relationships on nonaccrual status had an aggregate carrying value of $62.9 million and represented 34% of total nonaccrual loans and leases.
The following tables present the credit risk rating categories for loans and leases HFI by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	March 31, 2026
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$284,897	$119,711	$3,688,778	$4,093,386
Multi-family	239,739	82,083	5,633,280	5,955,102
Other residential	53,587	—	3,404,823	3,458,410
Total real estate mortgage	578,223	201,794	12,726,881	13,506,898
Real estate construction and land:
Commercial	32,925	—	331,650	364,575
Residential	—	363,100	1,164,654	1,527,754
Total real estate construction and land	32,925	363,100	1,496,304	1,892,329
Commercial:
Asset-based	35,473	10,792	3,163,073	3,209,338
Venture capital	172,496	103,592	2,046,173	2,322,261
Other commercial	22,410	4,374	3,474,604	3,501,388
Total commercial	230,379	118,758	8,683,850	9,032,987
Consumer	1,307	5,007	341,819	348,133
Total	$842,834	$688,659	$23,248,854	$24,780,347

	December 31, 2025
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$297,606	$126,998	$3,890,033	$4,314,637
Multi-family	166,385	216,286	5,706,746	6,089,417
Other residential	58,202	—	3,288,531	3,346,733
Total real estate mortgage	522,193	343,284	12,885,310	13,750,787
Real estate construction and land:
Commercial	52,828	—	326,559	379,387
Residential	2,982	10,714	1,554,544	1,568,240
Total real estate construction and land	55,810	10,714	1,881,103	1,947,627
Commercial:
Asset-based	36,732	7,180	2,907,098	2,951,010
Venture capital	171,847	64,577	1,985,673	2,222,097
Other commercial	12,143	27,689	3,764,267	3,804,099
Total commercial	220,722	99,446	8,657,038	8,977,206
Consumer	1,605	5,239	350,215	357,059
Total	$800,330	$458,683	$23,773,666	$25,032,679

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the periods indicated:

	At and For the Three Months Ended
	March 31, 2026		March 31, 2025
	Nonaccrual	Interest	Nonaccrual	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$122	$—	$7,318	$—
Other residential	131	—	167	—
Commercial:
Asset-based	—	—	1,343	—
Venture capital	28,792	—	163	—
Other commercial	1,176	—	4,254	—
Consumer	1,063	—	992	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$87,426	$13	$124,277	$5
Multi-family	13,200	—	22,614	—
Other residential	53,358	—	44,572	—
Commercial:
Asset-based	—	—	2,297	—
Other commercial	466	6	5,483	—
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$154,237	$13	$198,948	$5
Commercial	30,434	6	13,540	—
Consumer	1,063	—	992	—
Total	$185,734	$19	$213,480	$5

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following tables present our loans HFI by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the dates indicated:

								Revolving
								Converted
Amortized Cost Basis	Term Loans by Origination Year						Revolving	to Term
March 31, 2026	2026	2025	2024	2023	2022	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$—	$18,611	$1,167	$2,774	$16,800	$107,198	$—	$—	$146,550
3-4.5 Pass	55,245	425,393	150,473	114,275	765,909	1,988,705	36,813	5,415	3,542,228
5 Special mention	—	—	1,282	364	26,824	68,179	—	23,062	119,711
6-8 Classified	—	—	23,823	27,447	99,692	133,935	—	—	284,897
Total	$55,245	$444,004	$176,745	$144,860	$909,225	$2,298,017	$36,813	$28,477	$4,093,386
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$5,100	$—	$—	$—	$5,100

Real Estate Mortgage:
Multi-family
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$55,361	$288,812	$—	$—	$344,173
3-4.5 Pass	46,641	429,496	109,536	54,399	2,118,530	2,527,738	2,767	—	5,289,107
5 Special mention	—	10,435	—	3,789	10,078	57,781	—	—	82,083
6-8 Classified	—	—	20,000	1,619	152,968	65,152	—	—	239,739
Total	$46,641	$439,931	$129,536	$59,807	$2,336,937	$2,939,483	$2,767	$—	$5,955,102
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real Estate Mortgage:
Other residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4.5 Pass	81,896	827,189	31,771	22,911	260,590	2,074,718	105,748	—	3,404,823
5 Special mention	—	—	—	—	—	—	—	—	—
6-8 Classified	—	4,726	2,521	399	15,802	29,149	990	—	53,587
Total	$81,896	$831,915	$34,292	$23,310	$276,392	$2,103,867	$106,738	$—	$3,458,410
Current YTD period:
Gross charge-offs	$—	$44	$—	$—	$217	$13	$—	$—	$274

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
March 31, 2026	2026	2025	2024	2023	2022	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4.5 Pass	6,481	160,994	55,217	53,159	11,439	44,360	—	—	331,650
5 Special mention	—	—	—	—	—	—	—	—	—
6-8 Classified	—	—	—	—	32,925	—	—	—	32,925
Total	$6,481	$160,994	$55,217	$53,159	$44,364	$44,360	$—	$—	$364,575
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$8,077	$—	$—	$—	$8,077

Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4.5 Pass	9,048	123,998	211,867	158,383	464,592	99,284	97,482	—	1,164,654
5 Special mention	—	16,200	12,017	—	155,694	179,189	—	—	363,100
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$9,048	$140,198	$223,884	$158,383	$620,286	$278,473	$97,482	$—	$1,527,754
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$—	$40,647	$26,869	$21,040	$118,521	$338,497	$99,846	$—	$645,420
3-4.5 Pass	50,749	340,686	26,347	74,952	133,111	73,661	1,818,147	—	2,517,653
5 Special mention	—	—	—	—	—	636	10,156	—	10,792
6-8 Classified	—	5,580	—	193	5,527	—	24,173	—	35,473
Total	$50,749	$386,913	$53,216	$96,185	$257,159	$412,794	$1,952,322	$—	$3,209,338
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Venture
Capital
Internal risk rating:
1-2 High pass	$(100)	$(231)	$(114)	$(79)	$—	$—	$135,372	$22,201	$157,049
3-4.5 Pass	75,782	108,690	74,750	38,172	23,364	56,085	1,482,614	29,667	1,889,124
5 Special mention	—	25,968	17,269	26,276	1,176	5,881	24,517	2,505	103,592
6-8 Classified	—	—	30,596	38,154	44,305	11,687	47,754	—	172,496
Total	$75,682	$134,427	$122,501	$102,523	$68,845	$73,653	$1,690,257	$54,373	$2,322,261
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
March 31, 2026	2026	2025	2024	2023	2022	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Other
Commercial
Internal risk rating:
1-2 High pass	$(48)	$2,797	$870	$164	$19,371	$142	$53,053	$45	$76,394
3-4.5 Pass	53,734	222,688	47,880	70,567	44,992	288,696	2,638,792	30,861	3,398,210
5 Special mention	—	—	—	—	—	639	3,721	14	4,374
6-8 Classified	—	—	—	—	7,051	497	13,354	1,508	22,410
Total	$53,686	$225,485	$48,750	$70,731	$71,414	$289,974	$2,708,920	$32,428	$3,501,388
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$112	$1,326	$178	$121	$1,737

Consumer
Internal risk rating:
1-2 High pass	$—	$61	$—	$—	$12	$5	$383	$—	$461
3-4.5 Pass	12,259	26,197	21,764	12,727	49,032	216,909	2,365	105	341,358
5 Special mention	—	—	—	—	693	4,314	—	—	5,007
6-8 Classified	—	—	—	—	288	772	—	247	1,307
Total	$12,259	$26,258	$21,764	$12,727	$50,025	$222,000	$2,748	$352	$348,133
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$909	$—	$—	$909

Total Loans and Leases
Internal risk rating:
1-2 High pass	$(148)	$61,885	$28,792	$23,899	$210,065	$734,654	$288,654	$22,246	$1,370,047
3-4.5 Pass	391,835	2,665,331	729,605	599,545	3,871,559	7,370,156	6,184,728	66,048	21,878,807
5 Special mention	—	52,603	30,568	30,429	194,465	316,619	38,394	25,581	688,659
6-8 Classified	—	10,306	76,940	67,812	358,558	241,192	86,271	1,755	842,834
Total	$391,687	$2,790,125	$865,905	$721,685	$4,634,647	$8,662,621	$6,598,047	$115,630	$24,780,347
Current YTD period:
Gross charge-offs	$—	$44	$—	$—	$13,506	$2,248	$178	$121	$16,097
______________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

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
Notes to Unaudited Consolidated Financial Statements

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
Notes to Unaudited Consolidated Financial Statements

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
Notes to Unaudited Consolidated Financial Statements

Loan Modifications
The following table presents our loan modifications to our HFI loans and leases granted to borrowers experiencing financial difficulty by type of modification for the year indicated with balances as of the dates indicated:

	Amortized Cost Basis at March 31, 2026
			Term Extension	Term Extension,		% of
	Term	Payment	and Interest	Payment Delay,		Total
	Extension	Delay	Rate Reduction	and Forgiveness	Total	Loans
	(Dollars in thousands)
Real estate mortgage:
Commercial	$54,888	$967	$—	$44,160	$100,015	2.4%
Multi-family	28,048	—	—	—	28,048	0.5%
Commercial:
Venture capital	28,792	—	—	—	28,792	1.2%
Other commercial	216	147	63	—	426	—%
Total	$111,944	$1,114	$63	$44,160	$157,281

	Amortized Cost Basis at March 31, 2025
				Term Extension,
			Term Extension	Interest Rate		% of
	Term	Payment	and Interest	Reduction, and		Total
	Extension	Delay	Rate Reduction	Payment Delay	Total	Loans
	(Dollars in thousands)
Real estate mortgage:
Commercial	$61,021	$1,599	$—	$—	$62,620	1.4%
Multi-family	39,472	—	—	—	39,472	0.6%
Other residential	972	2,500	—	—	3,472	0.1%
Real estate construction and land:
Residential	3,120	—	—	—	3,120	0.1%
Commercial:
Asset-based	2,296	—	—	—	2,296	0.1%
Venture capital	7,393	—	—	—	7,393	0.4%
Other commercial	2,154	—	355	146	2,655	0.1%
Total	$116,428	$4,099	$355	$146	$121,028
The following tables present the financial effect of our loan modifications made to borrowers experiencing financial difficulty by type of modification for the periods indicated:

	Weighted Average for the Three Months Ended March 31, 2026
			Term Extension and
	Term Extension	Payment Delay	Interest Rate Reduction
	(in months)	(in months)	(in months)	(in % points)

Real estate mortgage:
Commercial	10	6	—	—
Multi-family	6	—	—	—
Commercial:
Venture capital	8	—	—	—
Other commercial	65	2	15	3.50%

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

	Weighted Average for the Three Months Ended March 31, 2025
			Term Extension and
	Term Extension	Payment Delay	Interest Rate Reduction
	(in months)	(in months)	(in months)	(in % points)
Real estate mortgage:
Commercial	13	6	—	—
Multi-family	5	—	—	—
Other residential	9	3	—	—
Real estate construction and land:
Residential	12	—	—	—
Commercial:
Asset-based	10	—	—	—
Venture capital	12	—	—	—
Other commercial	16	—	56	1.95%
The following outlines the weighted average financial effects of our combination loan modifications for borrowers experiencing financial difficulties.
Combination - term extension, payment delay, and principal forgiveness. Regarding the combination of term extensions, payment delays, and principal forgiveness, the weighted average financial effect for the three months ended March 31, 2026 for CRE loans included a 64 months maturity extension, a reduced rate of 1.65%, and principal forgiveness of $8.1 million.
Combination - term extension, payment delay, and interest rate reduction. For the three months ended March 31, 2025, other commercial loans included a 61 months maturity extension, a reduced rate of 5.75%, and payment deferrals of 3 months.
The following tables present the payment status of loans that were modified during the preceding 12-month period, with related amortized cost balances, as of the dates indicated:

	Payment Status (Amortized Cost Basis) at March 31, 2026
		30-89 Days	90 or More Days
	Current	Past Due	Past Due	Total
	(In thousands)
Real estate mortgage:
Commercial	$152,377	$1,949	$—	$154,326
Multi-family	43,276	—	—	43,276
Other residential	1,469	—	—	1,469
Commercial:
Asset-based	29,755	—	—	29,755
Venture capital	61,110	—	—	61,110
Other commercial	858	326	—	1,184
Consumer	247	—	—	247
Total	$289,092	$2,275	$—	$291,367

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

	Payment Status (Amortized Cost Basis) at March 31, 2025
		30-89 Days	90 or More Days
	Current	Past Due	Past Due	Total
	(In thousands)
Real estate mortgage:
Commercial	$186,826	$—	$7,130	$193,956
Multi-family	39,472	—	—	39,472
Other residential	4,142	—	727	4,869
Real estate construction and land:
Residential	3,120	—	—	3,120
Commercial:
Asset-based	2,296	—	—	2,296
Venture capital	13,116	—	—	13,116
Other commercial	3,246	1,399	—	4,645
Consumer	8	—	—	8
Total	$252,226	$1,399	$7,857	$261,482
The following tables present information on loans that defaulted during the periods indicated, which had been modified during the preceding 12-month period, with related amortized cost balances as of the dates indicated:

	Amortized Cost Basis at March 31, 2026
		Combination - Term
Loan Modifications That Subsequently Defaulted		Extension and
for the Three Months Ended March 31, 2026	Term Extension	Rate Reduction	Total
	(In thousands)
Commercial:
Other commercial	$15	$180	$195
Total	$15	$180	$195

Amortized Cost Basis
Loan Modifications That Subsequently Defaulted	at March 31, 2025
for the Three Months Ended March 31, 2025	Term Extension
(In thousands)
Commercial:
Other commercial	$1,399
Total	$1,399
Leases Receivable
We provide equipment financing to our customers primarily with operating and direct financing leases. For direct financing leases, lease receivables are recorded on the balance sheet, but the leased equipment is not, although we generally retain legal title to the leased equipment until the end of each lease. Direct financing leases are stated at the net amount of minimum lease payments receivable, plus any unguaranteed residual value, less the amount of unearned income and net acquisition discount at the reporting date. Direct lease origination costs are amortized using the effective interest method over the life of the leases. Direct financing leases are subject to our accounting for ACL. See "Note 7. Leases" for information regarding operating leases where we are the lessor.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following table provides the components of leases receivable income for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$3,552	$4,055
The following table presents the components of leases receivable as of the dates indicated:

	March 31, 2026	December 31, 2025
	(In thousands)
Net Investment in Direct Financing Leases:
Lease payments receivable	$164,392	$151,719
Unguaranteed residual assets	19,675	19,921
Deferred costs and other	2,355	1,793
Aggregate net investment in leases	$186,422	$173,433
The following table presents maturities of leases receivable as of the date indicated:

March 31, 2026
(In thousands)
Period ending December 31,
2026	$48,781
2027	52,268
2028	39,255
2029	32,246
2030	7,308
Thereafter	3,828
Total undiscounted cash flows	183,686
Less: Unearned income	(19,294)
Present value of lease payments	$164,392

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Allowance for Credit Losses
The ACL is the combination of the ALLL and the reserve for unfunded loan commitments. The reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the consolidated balance sheets.
The following tables present a summary of the activity in the ALLL on loans and leases HFI by loan portfolio segment for the periods indicated:

	Three Months Ended March 31, 2026
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$137,401	$8,849	$86,087	$13,275	$245,612
Charge-offs	(5,374)	(8,077)	(1,737)	(909)	(16,097)
Recoveries	802	—	1,307	176	2,285
Net charge-offs	(4,572)	(8,077)	(430)	(733)	(13,812)
Provision	(1,315)	9,623	1,158	334	9,800
Balance, end of period	$131,514	$10,395	$86,815	$12,876	$241,600

Ending Allowance by Evaluation Methodology:
Individually evaluated	$—	$—	$2,200	$—	$2,200
Collectively evaluated	$131,514	$10,395	$84,615	$12,876	$239,400

Ending Loans and Leases by Evaluation Methodology:
Individually evaluated	$153,985	$—	$29,258	$—	$183,243
Collectively evaluated	13,352,913	1,892,329	9,003,729	348,133	24,597,104
Ending balance	$13,506,898	$1,892,329	$9,032,987	$348,133	$24,780,347

	Three Months Ended March 31, 2025
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$145,754	$10,940	$67,833	$14,833	$239,360
Charge-offs	(5,789)	—	(9,582)	(1,180)	(16,551)
Recoveries	311	—	2,104	62	2,477
Net charge-offs	(5,478)	—	(7,478)	(1,118)	(14,074)
Provision	(10,160)	3,184	15,634	1,042	9,700
Balance, end of period	$130,116	$14,124	$75,989	$14,757	$234,986

Ending Allowance by Evaluation Methodology:
Individually evaluated	$1,702	$—	$1,625	$—	$3,327
Collectively evaluated	$128,414	$14,124	$74,364	$14,757	$231,659

Ending Loans and Leases by Evaluation Methodology:
Individually evaluated	$198,839	$—	$11,371	$—	$210,210
Collectively evaluated	13,293,819	2,861,038	7,367,428	394,032	23,916,317
Ending balance	$13,492,658	$2,861,038	$7,378,799	$394,032	$24,126,527

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The ALLL decreased by $4.0 million in the first quarter of 2026 to $241.6 million compared to the fourth quarter, due primarily to a $9.8 million provision and net charge-offs of $13.8 million.
For additional information regarding the calculation of the ALLL using the CECL methodology, including discussion of forecasts used to estimate the allowance, please see "Note 1. Nature of Operations and Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans and Leases Held for Investment" of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of the Form 10-K.
A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans HFI by collateral type as of the following dates:

	March 31, 2026		December 31, 2025
	Real		Real	Business
	Property	Total	Property	Assets	Total
	(In thousands)
Real estate mortgage	$156,275	$156,275	$155,233	$—	$155,233
Commercial	—	—	—	625	625
Total	$156,275	$156,275	$155,233	$625	$155,858
The following tables present a summary of the activity in the ACL for the periods indicated:

	Three Months Ended March 31, 2026
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$245,612	$34,921	$280,533
Charge-offs	(16,097)	—	(16,097)
Recoveries	2,285	—	2,285
Net charge-offs	(13,812)	—	(13,812)
Provision	9,800	—	9,800
Balance, end of period	$241,600	$34,921	$276,521

	Three Months Ended March 31, 2025
	Allowance for	Reserve for	Total
	Loan and	Unfunded Loan	Allowance for
	Lease Losses	Commitments	Credit Losses
	(In thousands)
Balance, beginning of period	$239,360	$29,071	$268,431
Charge-offs	(16,551)	—	(16,551)
Recoveries	2,477	—	2,477
Net charge-offs	(14,074)	—	(14,074)
Provision	9,700	500	10,200
Balance, end of period	$234,986	$29,571	$264,557

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 5.  GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill represents the excess of purchase consideration over the fair value of identifiable net assets acquired in a business combination. Goodwill and other intangible assets with indefinite useful lives are not amortized but are assessed for impairment at least annually. The carrying amount of goodwill was $214.5 million as of March 31, 2026 and December 31, 2025. For additional information regarding the calculation of goodwill and other intangibles see "Note 1. Nature of Operations and Summary of Significant Accounting Policies - Goodwill and Other Intangible Assets" in Item 8 of the Form 10-K.
Our other intangible assets with definite lives are CDI and CRI. CDI and CRI are amortized on an accelerated basis over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or customer relationships acquired.
The following table presents the carrying amounts of CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning and end of period	$178,764	$178,764
Accumulated Amortization:
Balance, beginning of period	(73,477)	(45,820)
Amortization expense	(6,196)	(7,007)
Balance, end of period	(79,673)	(52,827)
Net CDI and CRI, end of period	$99,091	$125,937
The following table presents the estimated aggregate future amortization expense for our current CDI and CRI as of the date indicated:

March 31, 2026
(In thousands)
Period ending December 31,
2026	$18,216
2027	21,166
2028	17,920
2029	14,675
2030	11,430
Thereafter	15,684
Net CDI and CRI	$99,091

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 6.  OTHER ASSETS
The following table presents the detail of our other assets as of the dates indicated:

Other Assets	March 31, 2026	December 31, 2025
	(In thousands)
Investments:
LIHTC investments	$249,237	$259,780
SBIC investments	122,602	121,072
Alternative energy partnerships (HLBV investments)	16,219	16,354
Other equity and CRA investments	155,060	150,048
Total investments	543,118	547,254
Interest receivable	134,032	131,429
Operating lease ROU assets, net (1)	97,034	99,205
Prepaid expenses	32,993	33,829
Taxes receivable	—	8,385
Foreclosed assets, net	18,055	17,115
Equity warrants (2)	3,363	3,437
Other receivables/assets	50,685	44,108
Total other assets	$879,280	$884,762
____________________
(1)    See "Note 7. Leases" for further details regarding the operating lease ROU assets.
(2)    See "Note 11. Fair Value Measurements and Fair Value of Financial Instruments" for information regarding equity warrants.
NOTE 7. LEASES
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our consolidated statements of earnings. The following table presents the components of lease expense for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Operating lease expense:
Fixed costs	$6,944	$6,969
Variable costs	47	112
Short-term lease costs	252	235
Sublease income	(1,066)	(1,132)
Net lease expense	$6,177	$6,184
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,848	$8,323
ROU assets obtained in exchange for lease obligations:
Operating leases	$3,546	$3,942

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following table presents supplemental balance sheet and other information related to operating leases as of the dates indicated:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Operating leases:
Operating lease ROU assets, net	$97,034	$99,205
Operating lease liabilities	$117,416	$120,587

Weighted average remaining lease term (in years)	5.6	5.8
Weighted average discount rate	3.80%	3.79%
The following table presents the maturities of operating lease liabilities as of the date indicated:

March 31, 2026
(In thousands)
Period ending December 31,
2026	$23,655
2027	26,089
2028	22,476
2029	17,918
2030	14,112
Thereafter	26,823
Total operating lease liabilities	131,073
Less: Imputed interest	(13,657)
Present value of operating lease liabilities	$117,416
Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on the consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the consolidated statements of earnings. Periodic lease payments received under the leases, are recorded as "Leased equipment income" in the consolidated statements of earnings. The valuation of equipment is tested periodically for impairment. No impairment was recorded on "Equipment leased to others under operating leases" during the three months ended March 31, 2026 and 2025.
The following table presents the contractual rental payments to be received on operating leases as of the date indicated:

March 31, 2026
(In thousands)
Period ending December 31,
2026	$22,514
2027	27,749
2028	26,830
2029	24,898
2030	18,246
Thereafter	27,737
Total undiscounted cash flows	$147,974

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 8.  BORROWINGS AND SUBORDINATED DEBT
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	March 31, 2026		December 31, 2025
		Weighted		Weighted
Borrowing Type	Balance	Average Rate	Balance	Average Rate
	(Dollars in thousands)
FHLB secured advances	$2,000,000	3.91%	$1,710,185	3.90%
Other short-term borrowings	440,000	3.68%	240,000	3.69%
Credit-linked notes	111,250	14.41%	113,634	14.63%
Total borrowings, net	$2,551,250	4.33%	$2,063,819	4.47%
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB of $6.9 billion as of March 31, 2026, collateralized by a blanket lien on $10.1 billion of qualifying loans and $19.8 million of securities. As of March 31, 2026, there were $476.0 million in letters of credit pledged and a $2.0 billion balance outstanding. As of December 31, 2025, there were $514.1 million in letters of credit pledged and a $1.7 billion balance outstanding.
The following table presents the interest rates and maturity dates of FHLB secured advances as of the date indicated:

	March 31, 2026
			Maturity
FHLB Secured Advances	Balance	Rate	Date
	(Dollars in thousands)
Term advance	$100,000	3.95%	05/21/2026
Term advance	150,000	3.95%	05/26/2026
Term advance	100,000	3.94%	07/27/2026
Term advance	150,000	3.95%	07/30/2026
Term advance (1)	150,000	4.59%	06/26/2026
Term advance	100,000	3.79%	02/01/2027
Term advance	100,000	3.79%	03/01/2027
Term advance	100,000	3.78%	04/01/2027
Term advance (1)	150,000	4.63%	05/28/2027
Term advance (1)	150,000	4.63%	06/03/2027
Term advance (1)	150,000	4.39%	06/03/2027
Term advance	100,000	3.88%	06/24/2027
Term advance (1)	500,000	3.18%	09/18/2034
Total FHLB secured advances	$2,000,000	3.91%
___________________
(1)    Represents FHLB term advances that include a put feature, which allows the FHLB to terminate the advance before its scheduled maturity date.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of March 31, 2026, the Bank had secured borrowing capacity of $5.3 billion collateralized by liens covering $5.0 billion of qualifying loans and $1.4 billion of securities. As of March 31, 2026 and December 31, 2025, there were no balances outstanding.
Holding Company Line of Credit Arrangement. As of March 31, 2026, we have a $100.0 million unsecured revolving line of credit available. The rate is based on 1-month SOFR plus a spread of 2.25% basis points. As of March 31, 2026 and December 31, 2025, there was no balance outstanding.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Credit-Linked Notes. On September 29, 2022, legacy Pacific Western Bank completed a credit-linked notes transaction. The notes were issued in five classes, each with an interest rate of SOFR plus a spread that ranges from 8.00% to 13.25%, with a weighted average spread of 10.75% at March 31, 2026. The notes are linked to the credit risk of an approximately $2.1 billion reference pool of previously purchased SFR mortgage loans at March 31, 2026. The notes are due June 27, 2052. Principal payments on the notes are based only on principal that is actually collected on these loans. The notes are reported at fair value of $111.3 million at March 31, 2026. See "Note 2. Restricted Cash" for information regarding the collateral for the notes and "Note 11. Fair Value Measurements and Fair Value of Financial Instruments" for additional information.
Other Short-Term Borrowing Arrangements. As of March 31, 2026, the Bank had credit limits of $215.0 million in the aggregate with several commercial banks, as well as borrowing arrangements with unaffiliated financial institutions that provide for the purchase of overnight funds and other short-term borrowings. The availability of these unsecured borrowings fluctuates regularly and is subject to the discretion of the counterparties. These lines are renewable annually and have no unused commitment fees. As of March 31, 2026 $440.0 million was outstanding under these arrangements compared to $240.0 million outstanding as of December 31, 2025.
Subordinated Debt
The following table summarizes the terms of each issuance of subordinated debt outstanding as of the dates indicated:

	March 31, 2026		December 31, 2025		Date	Maturity	Rate Index
Series	Balance	Rate (1)	Balance	Rate (1)	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Subordinated notes, net (2)(3)	$381,877	3.25%	$381,737	3.25%	04/30/2021	05/01/2031	Fixed rate
Subordinated notes (4)	75,000	7.86%	75,000	8.05%	10/30/2020	10/30/2030	3-month Term SOFR + 4.195%
Trust V	10,310	7.04%	10,310	7.07%	08/15/2003	09/17/2033	3-month Term SOFR + 3.10
Trust VI	10,310	6.99%	10,310	7.03%	09/03/2003	09/15/2033	3-month Term SOFR + 3.05
Trust CII	5,155	6.89%	5,155	6.92%	09/17/2003	09/17/2033	3-month Term SOFR + 2.95
Trust VII	61,856	6.68%	61,856	6.85%	02/05/2004	04/23/2034	3-month Term SOFR + 2.75
Trust CIII	20,619	5.63%	20,619	5.67%	08/15/2005	09/15/2035	3-month Term SOFR + 1.69
Trust FCCI	16,495	5.54%	16,495	5.58%	01/25/2007	03/15/2037	3-month Term SOFR + 1.60
Trust FCBI	10,310	5.49%	10,310	5.53%	09/30/2005	12/15/2035	3-month Term SOFR + 1.55
Trust CS 2005-1	82,475	5.89%	82,475	5.93%	11/21/2005	12/15/2035	3-month Term SOFR + 1.95
Trust CS 2005-2	128,866	5.88%	128,866	6.05%	12/14/2005	01/30/2036	3-month Term SOFR + 1.95
Trust CS 2006-1	51,545	8.70%	51,545	9.20%	02/22/2006	04/30/2036	Prime + 1.95
Trust CS 2006-2	51,550	5.88%	51,550	6.05%	09/27/2006	10/30/2036	3-month Term SOFR + 1.95
Trust CS 2006-3 (5)	29,778	4.08%	30,275	4.12%	09/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	8.70%	16,470	9.20%	12/05/2006	01/30/2037	Prime + 1.95
Trust CS 2006-5	6,650	5.88%	6,650	6.05%	12/19/2006	01/30/2037	3-month Term SOFR + 1.95
Trust CS 2007-2	39,177	5.88%	39,177	6.05%	06/13/2007	07/30/2037	3-month Term SOFR + 1.95
PMB Statutory Trust III	7,217	7.37%	7,217	7.35%	09/16/2002	09/26/2032	3-month Term SOFR + 3.40
PMB Capital Trust III	10,310	5.93%	10,310	6.15%	10/04/2004	10/08/2034	3-month Term SOFR + 2.00
Total subordinated debt	1,015,970	5.24%	1,016,327	5.35%
Acquisition discount (6)	(61,898)		(63,587)
Total subordinated debt, net	$954,072		$952,740
___________________
(1)    Rates do not include the effects of discounts and issuance costs.
(2)    Net of unamortized issuance costs of $3.1 million at March 31, 2026 and $3.3 million at December 31, 2025.
(3)    The subordinated notes, which were issued at the Bank level rather than the holding company level, carried a fixed interest rate until May 1, 2026. On that date, the Company redeemed the outstanding principal amount of $385 million. The balance reflected in the table above differs from the redemption amount due to the carrying value of the subordinated notes, which includes the impact of unamortized debt issuance discount at the reporting date. For more information see “Note 17. Subsequent Events” in Item 1 of this Form 10‑Q.
(4)    Interest rate was fixed at 4.375% until October 30, 2025, when it changed to a floating rate equal to 3-month Term SOFR, plus a spread of 419.5 basis points.
(5)    Denomination is in Euros with a value of €25.8 million
(6)    Amount represents the fair value adjustment on subordinated debt assumed in acquisitions.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

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
The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the consolidated balance sheets as of the dates indicated:

	March 31, 2026			December 31, 2025
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In thousands)
Derivatives Designated as Cash Flow Hedges:
Interest rate swaps	$680,000	$319	$1,838	$300,000	$—	$4,043
Interest rate collars	1,000,000	45	—	1,000,000	—	22
Interest rate caps	380,000	5,454	—	—	—	—
Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	148,798	4,154	4,106	150,652	4,124	4,079
Foreign exchange contracts	112,611	208	355	111,390	—	77
Equity warrant assets	13,435	3,363	—	14,086	3,437	—
Total contracts	$2,334,844	$13,543	$6,299	$1,576,128	$7,561	$8,221
Cash Flow Hedges
Cash flow hedges include interest rate swap contracts with an aggregate notional amount of $680.0 million, consisting of $300.0 million of pay-fixed, receive-floating and $380.0 million of forward-starting receive-fixed, pay-floating swaps. These contracts have terms of up to five years and mature at various dates through 2032. The Company entered into these swaps with institutional counterparties to hedge against variability in cash flows attributable to IRR on a portion of the Company’s borrowings and forecasted interest income on cash balances indexed to the interest on reserve balances rate. Cash flow hedges also included interest rate collars, which are option contracts designed to limit the Company's exposure to increases in short term interest rates while foregoing some of the upside if short term interest rates decrease significantly. The interest rate collars have notional amounts aggregating to $1.0 billion, with eighteen month terms, and maturing on October 31, 2026. These collars were entered into with institutional counterparties to hedge against variability in cash flows attributable to IRR on a portion of the Company's floating rate deposits. Additionally, cash flow hedges also included forward-starting purchased interest rate caps, which are option contracts designed to limit the Company's exposure to increases in short term interest rates. The interest rate caps have notional amounts aggregating to $380.0 million, with five year terms, and maturing in March 2032. These caps were entered into with institutional counterparties to hedge against variability in cash flows attributable to IRR on a portion of the Company's floating rate deposits.
The cash flow hedges were deemed highly effective at inception and as of March 31, 2026. For derivatives designated as cash flow hedges, the portion of changes in fair value considered to be highly effective is reported as a component of AOCI on the consolidated balance sheets until the related cash flows from the hedged items are recognized in earnings. As of March 31, 2026, the fair value of the cash flow hedges represented a net asset of $4.0 million, related to which a loss of $1.7 million (net of tax) was included in AOCI. The estimated amount to be reclassified in the next 12 months out of AOCI into earnings is $1.8 million.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Other Interest Rate Swaps, Foreign Exchange Contracts, and Equity Warrant Assets Not Designated for Hedge Accounting
The Company offers borrowers interest rate swaps under a "back-to-back" loan hedging program and offsets these "pay floating/receive fixed" contracts with borrowers with "receive floating/pay fixed" swaps with counterparty banks. The total notional balance of these offsetting hedging contracts was $148.8 million at March 31, 2026.
The Company has also hedged the IRR and foreign currency risk on €25.8 million of subordinated debt utilizing a cross-currency swap. Under the current terms of the swap, the Company receives three-month Euribor plus 205 basis points and pays a fixed rate of 5.92% with ultimate principal exchanged at maturity. For the quarter ended March 31, 2026, changes in fair value and fees recorded to "Noninterest income" in the consolidated statements of earnings were immaterial.
See "Note 11. Fair Value Measurements and Fair Value of Financial Instruments" for additional information regarding equity warrant assets.
NOTE 10.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	March 31, 2026	December 31, 2025
	(In thousands)
Loan commitments to extend credit	$5,549,325	$5,433,357
Standby letters of credit	255,845	244,895
Total	$5,805,170	$5,678,252
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
Commitments to extend credit are contractual agreements to lend to our customers when customers are in compliance with their contractual credit agreements and when customers have contractual availability to borrow under such agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $34.9 million at March 31, 2026 and $34.9 million at December 31, 2025.
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
Additionally, we have commitments to invest in SBICs that call for capital contributions up to an amount specified in the partnership agreements, and in CRA-related loan pools. As of March 31, 2026 and December 31, 2025, such commitments totaled $118.2 million and $122.1 million.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 11.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Fair Value Option for Certain Debt Liabilities
The Company has elected the fair value option for the credit-linked notes issued in September 2022. The Company elected the fair value option because these exposures are considered to be structured notes, which are financial instruments that contain embedded derivatives. The notes are linked to the credit risk of an approximately $2.1 billion reference pool of previously purchased SFR mortgage loans. The principal balance of the credit-linked notes was $112.5 million at March 31, 2026. The carrying value of the credit-linked notes at March 31, 2026 was the estimated fair value of $111.3 million. Interest expense on the credit-linked notes totaled $4.1 million and $4.5 million for the three months ended March 31, 2026 and 2025, respectively, and was recorded in "Interest expense - borrowings" on the consolidated statements of earnings.
The following table presents the changes in fair value of the credit-linked notes for which the fair value option has been elected for the periods indicated:

	Three Months Ended March 31,
Credit-Linked Notes	2026	2025
	(In thousands)
Changes in fair value - gains included in earnings	$94	$482
Changes in fair value - other comprehensive (loss) income	$(111)	$146
The following table provides information about the credit-linked notes carried at fair value as of the dates indicated:

Credit-Linked Notes	March 31, 2026	December 31, 2025
	(In thousands)
Carrying value reported on the consolidated balance sheets	$111,250	$113,634
Aggregate unpaid principal balance in excess of fair value	$1,203	$1,220
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
For information regarding the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820), and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825, as amended by ASU 2016-01 and ASU 2018-03), see "Note 1. Nature of Operations and Summary of Significant Accounting Policies" and "Note 15. Fair Value Measurements" to the Consolidated Financial Statements of the Form 10-K.
The Company also holds SBIC investments measured at fair value using the net asset value per share practical expedient that are not required to be classified in the fair value hierarchy. At March 31, 2026, the fair value of these investments was $122.6 million.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of March 31, 2026
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities AFS:
Agency residential MBS	$811,661	$—	$811,661	$—
Agency commercial MBS	50,981	—	50,981	—
Agency residential CMOs	1,104,183	—	1,104,183	—
Corporate debt securities	231,958	—	229,708	2,250
Private label residential CMOs	233,184	—	233,184	—
Collateralized loan obligations	200,374	—	200,374	—
Private label commercial MBS	8,270	—	8,270	—
Asset-backed securities	12,661	—	12,661	—
SBA securities	3,060	—	3,060	—
Total securities AFS	$2,656,332	$—	$2,654,082	$2,250
Equity investments with readily determinable fair values	$1,082	$1,082	$—	$—
Derivatives (1):
Derivative assets
Cash flow hedges	5,818	—	5,818	—
Interest rate and foreign exchange contracts	4,362	—	4,362	—
Equity warrants	3,363	—	—	3,363
Derivative liabilities
Cash flow hedges	1,838	—	1,838	—
Interest rate and foreign exchange contracts	4,461	—	4,461	—
Credit-linked notes	111,250	—	—	111,250
___________________
(1)    For information regarding derivative instruments, see "Note 9. Derivatives".

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

	Fair Value Measurements as of December 31, 2025
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities AFS:
Agency residential MBS	$834,085	$—	$834,085	$—
Agency commercial MBS	50,966	—	50,966	—
Agency residential CMOs	871,624	—	871,624	—
Corporate debt securities	241,596	—	239,226	2,370
Private label residential CMOs	228,975	—	228,975	—
Collateralized loan obligations	200,822	—	200,822	—
Private label commercial MBS	9,279	—	9,279	—
Asset-backed securities	13,249	—	13,249	—
SBA securities	3,462	—	3,462	—
Total securities AFS	$2,454,058	$—	$2,451,688	$2,370
Equity investments with readily determinable fair values	$2	$2	$—	$—
Derivatives (1):
Derivative assets
Interest rate and foreign exchange contracts	4,124	—	4,124	—
Equity warrants	3,437	—	—	3,437
Derivative liabilities
Cash flow hedges	4,065	—	4,065	—
Interest rate and foreign exchange contracts	4,156	—	4,156	—
Credit-linked notes	113,634	—	—	113,634
____________________
(1)    For information regarding derivative instruments, see "Note 9. Derivatives".
During the three months ended March 31, 2026, there were $1.1 million transfers from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis. There was no transfer of AFS corporate debt securities from Level 3 to Level 2 during the three months ended March 31, 2026 and no transfer of AFS corporate debt securities from Level 2 to Level 3 during the same period.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third-party pricing service for our Level 3 corporate debt securities AFS measured at fair value on a recurring basis as of the date indicated:

	Corporate Debt Securities as of March 31, 2026
	Input or Range	Weighted Average
Unobservable Inputs	of Inputs	Input (1)
Spread to 10 Year Treasury	2.7% - 10.3%	4.8%
Discount rates	7.0% - 14.6%	9.2%
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
The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	Equity Warrants as of March 31, 2026
	Range	Weighted Average
Unobservable Inputs	of Inputs	Input (1)
Volatility (1)	23.5% - 1,027.0%	24.7%
Risk-free interest rate	3.7% - 3.9%	3.8%
Remaining life assumption (in years)	0.08 - 4.99	3.24 years
____________________
(1)    Unobservable inputs for equity warrants were weighted by the relative fair values of the instruments.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following table summarizes activity for our Level 3 corporate debt securities AFS, equity warrants, and credit-linked notes measured at fair value on a recurring basis for the period indicated:

	Corporate	Equity	Credit-Linked
	Debt Securities	Warrants	Notes
	(In thousands)
Balance, December 31, 2025	$2,370	$3,437	$113,634
Total included in earnings	—	—	(94)
Total included in other comprehensive income	(120)	938	111
Issuances	—	143	—
Principal payments	—	—	(2,401)
Exercises and settlements	—	(51)	—
Transfers to Level 1 (equity investments with readily determinable fair values)	—	(1,104)	—
Balance, March 31, 2026	$2,250	$3,363	$111,250

Unrealized net loss for the period included in other
comprehensive income for securities held at quarter-end	$(750)
The following tables present assets measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement as of March 31, 2026
Measured on a Nonrecurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$50,721	$—	$24,129	$26,592
OREO	290	—	290	—
Total non-recurring	$51,011	$—	$24,419	$26,592

	Fair Value Measurement as of December 31, 2025
Measured on a Nonrecurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$52,443	$—	$48,401	$4,042
OREO	248	—	248	—
Total non-recurring	$52,691	$—	$48,649	$4,042
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
The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended March 31,
Loss on Assets Measured on a Non‑Recurring Basis	2026	2025
	(In thousands)
Individually evaluated loans and leases	$5,023	$11,285
OREO	44	266
Total losses	$5,067	$11,551

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	March 31, 2026
		Valuation	Unobservable	Input or	Weighted
Asset	Fair Value	Technique	Inputs	Range	Average
	(In thousands)
Individually evaluated loans and leases	26,592	Third party appraisal	Discount from appraisal	7.75% - 7.75%	7.75%
Total non-recurring Level 3	$26,592
The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	March 31, 2026
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$214,120	$214,120	$214,120	$—	$—
Interest-earning deposits in financial institutions	2,003,149	2,003,149	2,003,149	—	—
Securities AFS	2,656,332	2,656,332	—	2,654,082	2,250
Securities HTM	2,313,548	2,227,000	184,111	2,038,915	3,974
Investment in FRB and FHLB stock	170,342	170,342	—	170,342	—
Loans HFS	259,049	259,429	—	259,429	—
Loans and leases HFI, net	24,538,747	23,526,921	—	24,129	23,502,792
Equity investments with readily determinable fair values	1,082	1,082	1,082	—	—
Equity warrants	3,363	3,363	—	—	3,363
Cash flow hedges	5,818	5,818	—	5,818	—
Interest rate and foreign exchange contracts	4,362	4,362	—	4,362	—
Servicing rights	16,968	18,653	—	—	18,653

Financial Liabilities:
Demand, checking, money market, and savings deposits	22,610,386	22,610,386	—	22,610,386	—
Time deposits	4,711,748	4,699,767	—	4,699,767	—
Borrowings	2,551,250	2,552,604	440,000	2,001,354	111,250
Subordinated debt	954,072	934,399	—	934,399	—
Cash flow hedges	1,838	1,838	—	1,838	—
Interest rate and foreign exchange contracts	4,461	4,461	—	4,461	—

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

	December 31, 2025
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$181,103	$181,103	$181,103	$—	$—
Interest-earning deposits in financial institutions	2,126,862	2,126,862	2,126,862	—	—
Securities AFS	2,454,058	2,454,058	—	2,451,688	2,370
Securities HTM	2,308,636	2,246,526	185,088	2,057,189	4,249
Investment in FRB and FHLB stock	160,442	160,442	—	160,442	—
Loans HFS	182,936	183,083	—	183,083	—
Loans and leases HFI, net	24,787,067	23,871,794	—	48,401	23,823,393
Equity investments with readily determinable fair values	2	2	2	—	—
Equity warrants	3,437	3,437	—	—	3,437
Interest rate and foreign exchange contracts	4,124	4,124	—	4,124	—
Servicing rights	17,480	19,427	—	—	19,427

Financial Liabilities:
Demand, checking, money market, and savings deposits	23,156,094	23,156,094	—	23,156,094	—
Time deposits	4,687,263	4,684,099	—	4,684,099	—
Borrowings	2,063,819	2,069,076	275,185	1,680,257	113,634
Subordinated debt	952,740	934,819	—	934,819	—
Cash flow hedges	4,065	4,065	—	4,065	—
Interest rate and foreign exchange contracts	4,156	4,156	—	4,156	—
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of March 31, 2026, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 12.  EARNINGS PER SHARE
The following tables present the computations of basic and diluted net earnings per share by class of common stock for the periods indicated:

	Three Months Ended March 31, 2026
		Class B	Non-Voting
	Voting	Non-Voting	Common Stock
	Common	Common	Equivalents	Total
	(In thousands, except per share amounts)
Basic Earnings Per Share: (1)
Net earnings available to common and equivalent stockholders	$61,045	$191	$769	$62,005
Less: Earnings allocated to unvested restricted stock (2)	(27)	—	—	(27)
Net earnings allocated to common and equivalent shares	$61,018	$191	$769	$61,978

Weighted average basic shares and unvested restricted
stock outstanding	152,494	477	1,921	154,892
Less: weighted average unvested restricted stock
outstanding	(71)	—	—	(71)
Weighted average basic shares outstanding	152,423	477	1,921	154,821

Basic earnings per share	$0.40	$0.40	$0.40	$0.40

Diluted Earnings Per Share: (3)
Net earnings available to common and equivalent stockholders	$61,045	$191	$769	$62,005
Reallocation of net earnings as a result of conversion of
NVCE to Voting Common	769	—	—	—
Reallocation of net earnings	7	(7)	1,487	—
Net earnings for diluted earnings per share	$61,821	$184	$2,256	$62,005

Weighted average diluted shares outstanding	154,502	477	5,853	160,832
Conversion of NVCE to Voting Common	5,853	—	—	—
Shares used in computation of diluted earnings per share	160,355	477	5,853	160,832

Diluted earnings per share	$0.39	$0.39	$0.39	$0.39
________________________
(1)    Basic earnings per share is using the two-class method.
(2)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.
(3)    Diluted earnings per share is using the treasury method.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended March 31, 2025
		Class B	Non-Voting
	Voting	Non-Voting	Common Stock
	Common	Common	Equivalents	Total
	(In thousands, except per share amounts)
Basic Earnings Per Share: (1)
Net earnings available to common and equivalent stockholders	$40,963	$123	$2,535	$43,621
Less: Earnings allocated to unvested restricted stock (2)	(47)	—	—	(47)
Net earnings allocated to common and equivalent shares	$40,916	$123	$2,535	$43,574

Weighted average basic shares and unvested restricted
stock outstanding	158,429	477	9,791	168,697
Less: weighted average unvested restricted stock
outstanding	(202)	—	—	(202)
Weighted average basic shares outstanding	158,227	477	9,791	168,495

Basic earnings per share	$0.26	$0.26	$0.26	$0.26

Diluted Earnings Per Share:(3)
Net earnings allocated to common and equivalent shares	$40,963	$123	$2,535	$43,621
Weighted average diluted shares outstanding	158,734	477	10,223	169,434
Diluted earnings per share	$0.26	$0.26	$0.25	$0.26
________________________
(1)    Basic earnings per share is using the two-class method.
(2)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.
(3)    Diluted earnings per share is using the treasury method.
The terms of each class of the Company’s capital stock are described in "Note 14. Stockholders’ Equity" to the accompanying consolidated financial statements.
The following table presents the weighted average outstanding restricted shares and warrants that were not included in the computation of diluted earnings per share because their effect would be anti-dilutive for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Restricted stock awards and units	13	202
Warrants	—	18,902

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 13. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table presents "Interest income" and "Noninterest income," the components of total revenue, as disclosed in the consolidated statements of earnings and the related amounts which are from contracts with customers within the scope of ASC Topic 606. As illustrated here, substantially all of our revenue is specifically excluded from the scope of ASC Topic 606.

	Three Months Ended March 31,
	2026		2025
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total Interest Income	$407,442	$—	$406,655	$—
Noninterest Income:
Service charges on deposit accounts	4,978	4,978	4,543	4,543
Commissions and fees	10,980	5,129	9,958	5,403
Leased equipment income	8,530	—	10,784	—
Gain on sale of loans	7	—	211	—
Dividends and gains on equity investments	2,002	—	2,323	—
Warrant income (loss)	938	—	(295)	—
Other income	7,893	1	6,126	246
Total noninterest income	35,328	10,108	33,650	10,192
Total Revenue	$442,770	$10,108	$440,305	$10,192
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Products and services transferred at a point in time	$4,235	$4,553
Products and services transferred over time	5,873	5,639
Total revenue from contracts with customers	$10,108	$10,192

Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of the dates indicated:

	March 31, 2026	December 31, 2025
	(In thousands)
Receivables, which are included in "Other assets"	$1,766	$2,147
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$261	$279
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the three months ended March 31, 2026 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $18,000.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 14.  STOCKHOLDERS' EQUITY
Stock-Based Compensation
At the special meeting of stockholders held on November 22, 2023, the Company's stockholders approved the Amended and Restated Banc of California, Inc. 2018 Stock Incentive Plan (the “Amended and Restated 2018 Plan”). The Company’s Amended and Restated 2018 Plan permits stock-based compensation awards to officers, directors, employees, and consultants and will remain in effect until November 30, 2033. The Amended and Restated 2018 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 10,717,882 shares. As of March 31, 2026, there were 2,157,723 shares available for grant under the Amended and Restated 2018 Plan. In addition to the Amended and Restated 2018 Plan, in connection with the Merger, the Company assumed the Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (the "PacWest 2017 Plan") with respect to PacWest's outstanding stock-based awards.
Restricted Stock (RSUs, TRSAs, and PSUs)
Restricted stock amortization totaled $5.9 million and $5.2 million for the three months ended March 31, 2026 and 2025. Such amounts are included in "Compensation expense" on the consolidated statements of earnings. The amount of unrecognized compensation expense related to all unvested RSUs, TRSAs, and PSUs as of March 31, 2026 totaled $63.8 million.
Restricted Stock Units and Time-Based Restricted Stock Awards
At March 31, 2026, there were 3,026,160 shares of unvested RSUs outstanding pursuant to the Amended and Restated 2018 Plan. At March 31, 2026, there were 62,601 shares of unvested TRSAs outstanding pursuant to the PacWest 2017 Plan. The RSUs and TRSAs generally vest over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to RSUs and TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method. TRSAs were assumed by the Company in connection with the Merger and continue to vest in accordance with the original vesting schedule of the awards.
Performance Stock Units
At March 31, 2026, there were 2,505,680 units of unvested PSUs outstanding. Compensation expense related to the PSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. Annual PSU expense may vary during the performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PSUs is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable and the employee continues to meet the service requirement of the award.
Classes of Stock and Equity Instruments
Preferred Stock
Depositary shares each representing 1/40th of a share of 7.75% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series F (“Series F Preferred Stock”) are listed on the NYSE under the symbol “BANC/PF.” The Series F Preferred Stock ranks senior to our common stock and common stock equivalents both as to dividends and liquidation preference but generally have no voting rights. There are 50,000,000 total preferred shares authorized, of which 27,000,000 were authorized for the NVCE and 513,250 were authorized and outstanding for the Series F Preferred stock at March 31, 2026 and December 31, 2025.
Common Stock
Our voting common stock is listed on the NYSE under the symbol “BANC” and there were 446,863,844 shares authorized at March 31, 2026 and December 31, 2025 and 153,722,123 shares outstanding at March 31, 2026 and 149,963,520 shares outstanding at December 31, 2025.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Class B Non-Voting Common Stock
Our Class B non-voting, non-convertible common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The Class B non-voting common stock ranks equally with, and has identical rights, preferences, and privileges as the voting common stock with respect to dividends and liquidation preference but generally have no voting rights. There were 3,136,156 shares authorized at March 31, 2026 and December 31, 2025 and 477,321 shares outstanding at March 31, 2026 and at December 31, 2025.
Non-Voting Common Stock Equivalents
In conjunction with the Merger, the Company issued a new class of NVCE from authorized preferred stock, which were issued under the Investment Agreements (as defined below). Our NVCE stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The NVCE stock does not have voting rights and ranks equally with, and has identical rights, preferences, and privileges as, the voting common stock with respect to dividends or distributions (including regular quarterly dividends) declared by the Board and rights upon any liquidation, dissolution, winding up or similar proceeding of the Company. The NVCE stock is convertible into shares of voting common stock on a one-for-one basis, generally upon transfer to an eligible holder or the occurrence of other specified events in accordance with the terms of the Warburg Investment Agreement (as defined below) with affiliates of funds managed by Warburg Pincus LLC (the "Warburg Investors"). There were 27,000,000 shares of NVCE stock authorized at March 31, 2026 and December 31, 2025 and there were no shares of NVCE stock outstanding at March 31, 2026 and 5,017,064 at December 31, 2025.
During the first quarter of 2026, the Company repurchased 1,000,000 shares of its NVCE stock from the Warburg Investors at $20.00 per share, which represented a slight discount to the market price at the time of sale. The repurchased shares were retired upon settlement and recorded as a reduction to stockholders’ equity.
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
Stock Repurchase Program
On March 23, 2026, we announced that our Board of Directors approved an extension of the Company's existing stock repurchase program, which was originally announced on March 17, 2025 and subsequently upsized from $150.0 million to $300.0 million on April 23, 2025. The stock repurchase program, which was previously scheduled to expire in March 2026, has been extended through March 16, 2027.
During the first quarter of 2026, common and common equivalent stock repurchased under the program totaled 1,709,935 shares at a weighted average price per share of $18.68, or $31.9 million in the aggregate. As of March 31, 2026, the Company had $82.6 million remaining under the stock repurchase authorization.
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
Notes to Unaudited Consolidated Financial Statements

NOTE 15. SEGMENT REPORTING
The Company provides banking and treasury management services to small, middle-market, and venture-backed businesses. The principal business activities of the Company are gathering deposits, originating and servicing loans and leases, and investing in investment securities. The Company's CODM is the Chief Executive Officer.
The Company operates as one reportable segment, Commercial Banking, based on how the CODM manages the business activities. The CODM uses net earnings to evaluate income generated from segment assets, assess performance, decide how to allocate resources, determine dividend availability, establish management's compensation, and guide other strategic decisions. The accounting policies of the Commercial Banking segment are the same as those described in "Note 1. Nature of Operations and Summary of Significant Accounting Policies" in our Form 10-K. Additionally, the Company does not have intra-entity sales or transfers.
Since the Company operates as a single reportable segment and is managed on a consolidated basis, the consolidated statements of earnings reflect the segment results. Therefore, a separate segment income statement is not presented. The Company has reviewed the information provided to the CODM and determined that no further disaggregated expense disclosures are necessary beyond those in the consolidated statements of earnings.
The following presents our operating segment balance sheet information and the reconciliation of segment assets to consolidated total assets as of the dates indicated:

Balance Sheet Data
Commercial Banking Segment	March 31, 2026	December 31, 2025
	(In thousands)
Segment total assets (1)	$34,724,241	$34,797,442
_________________________
(1)    Segment total assets is the same as total assets reported on the consolidated balance sheets.
NOTE 16. RELATED PARTY TRANSACTIONS
Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with, the Bank in the ordinary course of business, including deposits, loans, and other financial services-related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank's underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of March 31, 2026, no related party loans were categorized as nonaccrual, past due, restructured, or potential problem loans.
Transactions with Related Parties
The Company and the Bank have engaged in the transaction described below with the Company's current directors, executive officers, and beneficial owners of more than five percent of the outstanding shares of the Company's voting common stock and certain persons related to them.
The Company is a party to a services agreement with IntraFi Network LLC (“IntraFi”) whereby IntraFi provides the Bank with certain insured cash sweep services from time to time. Affiliates of funds managed by Warburg Pincus LLC hold a material investment interest in IntraFi. Additionally, one of Warburg Pincus LLC’s principals, Todd Schell, who currently serves as a member of the Board, is a member of the board of directors of IntraFi. Affiliates of funds managed by Warburg Pincus LLC beneficially owned approximately 4.48% of the Company’s outstanding voting common stock as of March 31, 2026. For the three months ended March 31, 2026 and 2025, the amounts paid to IntraFi for certain insured cash sweep services were $1.8 million in each period.
During the first quarter of 2026, the Company repurchased 1,000,000 shares of its NVCE stock from the Warburg Investors. See "Note 14. Stockholders’ Equity" for additional information regarding this transaction.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 17.  SUBSEQUENT EVENTS
Common Stock Dividend
On May 8, 2026, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.12 per common share. The cash dividend is payable on July 1, 2026, to stockholders of record at the close of business on June 15, 2026.
Preferred Stock Dividend
On May 8, 2026, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.4845 per Depositary Share. The cash dividend is payable on June 1, 2026 to stockholders of record at the close of business on May 21, 2026.
Subordinated Debt
On May 1, 2026, the Company redeemed all $385 million outstanding aggregate principal amount of its 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 originally issued by Pacific Western Bank. The remaining unamortized discount and debt issuance costs will be recorded as a loss on redemption of subordinated notes in noninterest income during the second quarter of 2026.
Servicing Asset Sale
On April 22, 2026, the Company entered into an agreement to sell the single-family mortgage servicing rights ("MSR") portfolio with an underlying unpaid principal balance of approximately $1.35 billion. Proceeds from the MSR sale will offset costs from the subordinated debt redeemed on May 1, 2026. This transaction is expected to settle on May 29, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three months ended March 31, 2026. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q.
Forward-Looking Information
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our operating expenses, profitability, ACL, net interest margin, NII, deposit growth, loan and lease portfolio growth and production, acquisitions and related integrations, maintaining capital adequacy, liquidity, goodwill, and IRR management. All statements contained in this Quarterly Report on Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties, and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements.
Actual results could differ materially from those contained or implied by such forward-looking statements for a variety of factors, including without limitation: (i) changes in general economic conditions, either nationally or in our market areas, including the impact of tariffs, supply chain disruptions, and the risk of recession or an economic downturn; (ii) changes in the interest rate environment, including the recent and potential future changes in the FRB benchmark rate, which could adversely affect our revenue and expenses, the value of assets and obligations, the realization of DTAs, the availability and cost of capital and liquidity, and the impacts of continuing or renewed inflation; (iii) the credit risks of lending activities, which may be affected by deterioration in real estate markets and the financial condition of borrowers, and the operational risk of lending activities, including the effectiveness of our underwriting practices and the risk of fraud, any of which may lead to increased loan delinquencies, losses, and non-performing assets, and may result in our ACL not being adequate; (iv) fluctuations in the demand for loans, and fluctuations in commercial and residential real estate values in our market area; (v) the quality and composition of our securities portfolio; (vi) our ability to develop and maintain a strong core deposit base, including among our venture banking clients, or other low cost funding sources necessary to fund our activities particularly in a rising or high interest rate environment; (vii) the rapid withdrawal of a significant amount of demand deposits over a short period of time; (viii) the costs and effects of litigation; (ix) risks related to the Company's acquisitions, including disruption to current plans and operations; difficulties in customer and employee retention; fees, expenses and charges related to these transactions being significantly higher than anticipated; and our inability to achieve expected revenues, cost savings, synergies, and other benefits; (x) results of examinations by regulatory authorities of the Company and the possibility that any such regulatory authority may, among other things, limit our business activities, restrict our ability to invest in certain assets, refrain from issuing an approval or non-objection to certain capital or other actions, increase our ACL, result in write-downs of asset values, restrict our ability or that of our bank subsidiary to pay dividends, or impose fines, penalties or sanctions; (xi) legislative or regulatory changes that adversely affect our business, including changes in tax laws and policies, accounting policies and practices, privacy laws, and regulatory capital or other rules; (xii) the risk that our enterprise risk management framework may not be effective in mitigating risk and reducing the potential for losses; (xiii) errors in estimates of the fair values of certain of our assets and liabilities, as well as the value of collateral supporting our loans, which may result in significant changes in valuation or recoveries; (xiv) failures or security breaches with respect to the network, applications, vendors and computer systems on which we depend, including due to cybersecurity threats; (xv) our ability to attract and retain key members of our senior management team; (xvi) the effects of climate change, severe weather events, natural disasters such as earthquakes and wildfires, pandemics, epidemics and other public health crises, military activity (including the ongoing Iran war) or acts of terrorism, and other external events on our business; (xvii) the impact of bank failures or other adverse developments at other banks on general depositor and investor sentiment regarding the stability and liquidity of banks; (xviii) the possibility that our recorded goodwill could become impaired, which may have an adverse impact on our earnings and capital; (xix) our existing indebtedness, together with any future incurrence of additional indebtedness, could adversely affect our ability to raise additional capital and to meet our debt obligations; (xx) changes in market conditions or strategic balance sheet actions, which may result in realized losses on investment securities or other assets; and (xxi) other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in our Form 10-K for the fiscal year ended December 31, 2025 and from time to time in other documents that we file with or furnish to the SEC.

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
Recent Events
Stock Repurchase Program
On March 23, 2026, we announced the extension of the Company’s existing $300 million stock repurchase program, which had been scheduled to expire in March 2026, through March 16, 2027. During the First Quarter of 2026, the Company repurchased a total of approximately 1.7 million shares of common and common equivalent stock for $31.9 million, at a weighted-average price of $18.68 per share. As of March 31, 2026, the Company had $82.6 million remaining under the stock repurchase authorization. For further information on the stock repurchase program, see "Note 14. Stockholders' Equity", in Item 1 of this Form 10-Q.
Subordinated Debt
On May 1, 2026, the Company redeemed the entire outstanding $385 million aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031, originally issued by Pacific Western Bank, for a redemption price equal to 100% of the principal amount redeemed, plus accrued and unpaid interest. These subordinated notes were scheduled to reset to a floating rate equal to three-month SOFR plus 252 bps beginning May 1, 2026, and were redeemable, in whole or in part, beginning May 1, 2026 at a redemption price equal to 100% of principal amount redeemed, plus any accrued and unpaid interest.
Critical Accounting Policies and Estimates
The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements and related notes, which have been prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts and disclosure. We evaluate these estimates and assumptions on a ongoing basis based on historical experience and other relevant factors and circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material adverse effect on our financial condition and results of operations.
Our accounting policies and estimates are fundamental to understanding the following discussion and analysis of financial condition and results of operations. We identify critical accounting estimates as those that involve the most significant judgments, uncertainties, and subjective decisions, and that could result in materially different outcomes under different assumptions or conditions. Our critical accounting policies and estimates include those related to the ACL on loans and leases HFI and the realization of deferred tax assets and liabilities. Our critical accounting policies and estimates are described in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K.

Non-GAAP Financial Measures
We use certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. This disclosure should not be viewed as a substitute for results determined in accordance with GAAP. The methodology for determining these non-GAAP measures may differ among companies and may not be comparable. Accordingly, we refer to the following non‑GAAP measures in this Quarterly Report on Form 10‑Q.
Return on average tangible common equity, tangible common equity, tangible book value per common share, efficiency ratio, and pre-tax pre-provision income are presented because the use of these measures is prevalent among banking regulators, investors, and analysts. These measures are disclosed in addition to the related GAAP measures of return on average equity, book value per common share, and noninterest expense to total revenue, respectively. Reconciliations of these non‑GAAP measures to the most directly comparable GAAP measures are presented in the following tables for and as of the periods presented.

		Three Months Ended
Return on Average Tangible		March 31,	December 31,	March 31,
Common Equity ("ROATCE")		2026	2025	2025
		(Dollars in thousands)
Net earnings		$71,952	$77,391	$53,568

Earnings before income taxes				$73,061
Add:	Intangible asset amortization			7,160
	Adjusted earnings before income taxes for ROATCE			80,221
Adjusted income tax expense (1)				20,296

Adjustments:
	Intangible asset amortization	6,348	6,788
	Tax impact of adjustment above (1)	(1,596)	(1,823)
	Adjustment to net earnings	4,752	4,965

Adjusted net earnings for ROATCE		76,704	82,356	59,925
Less:	Preferred stock dividends	9,947	9,947	9,947
	Adjusted net earnings available to common and equivalent
	stockholders for ROATCE	$66,757	$72,409	$49,978

Average stockholders' equity		$3,548,700	$3,494,157	$3,524,181
Less:	Average goodwill and intangible assets	317,215	323,295	344,610
Less:	Average preferred stock	498,516	498,516	498,516
	Average tangible common equity	$2,732,969	$2,672,346	$2,681,055

Return on average equity (2)		8.22%	8.79%	6.16%
Return on average tangible common equity (3)		9.91%	10.75%	7.56%
___________________________________
(1)     Effective tax rates of 25.14%, 26.86% and 25.30% used for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025.
(2)     Annualized net earnings divided by average stockholders' equity.
(3)     Annualized adjusted net earnings available to common and equivalent stockholders for ROATCE divided by average tangible common equity.

Tangible Common Equity and
Tangible Book Value Per Common Share	March 31, 2026	December 31, 2025
	(Dollars in thousands, except per share data)
Stockholders’ equity	$3,553,326	$3,541,277
Less: Preferred stock	498,516	498,516
Total common equity	3,054,810	3,042,761
Less: Goodwill and intangible assets	313,612	319,808
Tangible common equity	$2,741,198	$2,722,953

Book value per common share (1)	$19.80	$19.56
Tangible book value per common share (2)	$17.77	$17.51
Common and equivalent shares outstanding (3)	154,262,045	155,533,403
_______________________________________
(1)    Total common equity divided by common and equivalent shares outstanding.
(2)    Tangible common equity divided by common and equivalent shares outstanding.
(3)    Common and equivalent shares outstanding include NVCE that are participating securities. There were no NVCE outstanding as of March 31, 2026.

	Three Months Ended
	March 31,	December 31,	March 31,
Efficiency Ratio	2026	2025	2025
	(Dollars in thousands)
Noninterest expense (1)	$181,391	$180,644	$183,653
Less: Intangible asset amortization	(6,348)	(6,788)	(7,160)
Noninterest expense used for efficiency ratio	$175,043	$173,856	$176,493

Net interest income	$251,617	$251,362	$232,364
Noninterest income	35,328	41,571	33,650
Total revenue used for efficiency ratio	$286,945	$292,933	$266,014

Noninterest expense to total revenue	63.21%	61.67%	69.04%
Efficiency ratio (2)	61.00%	59.35%	66.35%
_______________________________________
(1)    Includes customer related expense of $23.7 million, $24.9 million, and $27.8 million for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025, respectively.
(2)    Noninterest expense used for efficiency ratio divided by total revenue.

	Three Months Ended
	March 31,	December 31,	March 31,
Pre-Tax Pre-Provision Income	2026	2025	2025
	(Dollars in thousands)
Net interest income (GAAP)	$251,617	$251,362	$232,364
Add: Noninterest income (GAAP)	35,328	41,571	33,650
Total revenues (GAAP)	286,945	292,933	266,014
Less: Noninterest expense (GAAP)	181,391	180,644	183,653
Pre-tax pre-provision income (Non-GAAP)	$105,554	$112,289	$82,361

Results of Operations
The Company reported net earnings available to common and equivalent stockholders of $62.0 million, or $0.39 per diluted common share, for the first quarter of 2026. This compares to net earnings available to common and equivalent stockholders of $67.4 million, or $0.42 per diluted common share, for the fourth quarter of 2025, and net earnings available to common and equivalent stockholders of $43.6 million, or $0.26 per diluted common share, for the first quarter of 2025.
First Quarter 2026 Financial Highlights:
•Total revenue of $286.9 million, up 8% year over year, with pre-tax pre-provision income(1) of $105.6 million, up 28% year over year.
•Net interest margin expanded 4 basis points to 3.24% compared to fourth quarter 2025, driven by an 11 basis point decline in deposit costs.
•Average total deposits increased by $103.4 million, and average noninterest-bearing deposits grew $81.2 million to 28.9% of average total deposits.
•First quarter loan production and disbursements totaled $2.1 billion, with a weighted average interest rate on production of 6.65%, supporting our balance sheet remixing and providing embedded earnings upside as higher-rate production replaces lower-yielding fixed-rate and hybrid loans.
•Average total loans increased $267.5 million.
•Total noninterest expense of $181.4 million, down 1% year over year.
•Maintained ACL coverage of 1.12% of total loans HFI.
•Repurchased $31.9 million of common stock and common equivalent stock at a weighted average price per share of $18.68.
•Growth in book value per share to $19.80 and tangible book value per share(1) to $17.77, up 9% and 10% year over year, respectively.
•Healthy capital ratios well above the regulatory thresholds for "well capitalized" banks, including a 12.54% Tier 1 capital ratio and a 10.18% CET 1 capital ratio.
___________________________________
(1)    See "- Non-GAAP Financial Measures."

The following table presents financial results and performance ratios for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2026	2025	2025
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$407,442	$416,948	$406,655
Interest expense	(155,825)	(165,586)	(174,291)
Net interest income	251,617	251,362	232,364
Provision for credit losses	(9,800)	(12,500)	(9,300)
Noninterest income	35,328	41,571	33,650
Noninterest expense	(181,391)	(180,644)	(183,653)
Earnings before income taxes	95,754	99,789	73,061
Income tax expense	(23,802)	(22,398)	(19,493)
Net earnings	71,952	77,391	53,568
Preferred stock dividends	(9,947)	(9,947)	(9,947)
Net earnings available to common and equivalent stockholders	$62,005	$67,444	$43,621

Per Common Share Data:
Diluted earnings per share (1)	$0.39	$0.42	$0.26

Performance Ratios:
Return on average assets (3)	0.86%	0.91%	0.65%
Return on average equity (3)	8.22%	8.79%	6.16%
Return on average tangible common equity (2)(3)	9.91%	10.75%	7.56%
Net interest margin (3)	3.24%	3.20%	3.08%
Yield on average loans and leases (3)	5.74%	5.83%	5.90%
Cost of average total deposits (3)	1.78%	1.89%	2.12%
Noninterest expense to total revenue (4)	63.21%	61.67%	69.04%
Efficiency ratio (2)(5)	61.00%	59.35%	66.35%

Capital Ratios (consolidated):
Common equity tier 1 capital ratio	10.18%	10.01%	10.45%
Tier 1 capital ratio	12.54%	12.34%	12.86%
Total capital ratio	16.55%	16.31%	16.93%
Tier 1 leverage capital ratio	9.97%	9.99%	10.19%
Risk-weighted assets	$26,697,277	$26,997,617	$26,104,878
_____________________________
(1)    Common shares include NVCE that are participating securities. There were no NVCE outstanding as of March 31, 2026.
(2)    See "Non-GAAP Financial Measures" in Item 2 of this Form 10-Q.
(3)    Annualized.
(4)    Total revenue equals the sum of NII and noninterest income.
(5)    Ratio calculated by dividing noninterest expense (less intangible asset amortization and acquisition, integration and reorganization costs) by total revenue (less gain/loss on sale of securities). See "Non-GAAP Financial Measures" in Item 2 of this Form 10-Q. Noninterest expense includes customer related expense of $23.7 million, $24.9 million and $27.8 million for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025.

Net Interest Income and Net Interest Margin
The following tables summarize the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	March 31, 2026			December 31, 2025			March 31, 2025
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)	$24,710,609	$349,943	5.74%	$24,443,089	$359,268	5.83%	$23,788,647	$346,103	5.90%
Investment securities	5,018,002	41,873	3.38%	4,891,281	39,557	3.21%	4,734,037	37,862	3.24%
Deposits in financial institutions	1,742,657	15,626	3.64%	1,834,773	18,123	3.92%	2,088,139	22,690	4.41%
Total interest‑earning assets	31,471,268	407,442	5.25%	31,169,143	416,948	5.31%	30,610,823	406,655	5.39%
Other assets	2,531,433			2,583,357			2,697,562
Total assets	$34,002,701			$33,752,500			$33,308,385

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$8,175,172	46,882	2.33%	$7,944,858	49,319	2.46%	$7,343,451	47,879	2.64%
Money market	4,785,691	22,826	1.93%	4,948,960	25,810	2.07%	5,415,716	33,003	2.47%
Savings	1,957,831	9,772	2.02%	1,942,678	10,863	2.22%	1,948,649	12,857	2.68%
Time	4,510,418	40,753	3.66%	4,570,369	43,904	3.81%	4,498,268	46,791	4.22%
Total interest‑bearing deposits	19,429,112	120,233	2.51%	19,406,865	129,896	2.66%	19,206,084	140,530	2.97%
Borrowings	1,765,661	20,177	4.63%	1,661,808	19,858	4.74%	1,397,720	18,421	5.34%
Subordinated debt	953,739	15,415	6.55%	951,471	15,832	6.60%	942,817	15,340	6.60%
Total interest‑bearing liabilities	22,148,512	155,825	2.85%	22,020,144	165,586	2.98%	21,546,621	174,291	3.28%
Noninterest‑bearing demand deposits	7,890,489			7,809,326			7,714,830
Other liabilities	415,000			428,873			522,753
Total liabilities	30,454,001			30,258,343			29,784,204
Stockholders’ equity	3,548,700			3,494,157			3,524,181
Total liabilities and
stockholders' equity	$34,002,701			$33,752,500			$33,308,385
Net interest income		$251,617			$251,362			$232,364
Net interest rate spread			2.40%			2.33%			2.11%
Net interest margin			3.24%			3.20%			3.08%

Total deposits (2)	$27,319,601	$120,233	1.78%	$27,216,191	$129,896	1.89%	$26,920,914	$140,530	2.12%
Total funds (3)	$30,039,001	$155,825	2.10%	$29,829,470	$165,586	2.20%	$29,261,451	$174,291	2.42%
_____________________
(1)    Total loans are net of deferred fees, related direct costs, and premiums and discounts, but exclude the allowance for loan losses. Includes net loan discount accretion of $12.2 million, $12.7 million and $16.0 million for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025.
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

First Quarter of 2026 Compared to Fourth Quarter of 2025
NII increased by $0.3 million to $251.6 million for the first quarter, up from $251.4 million for the fourth quarter. This increase was primarily driven by a $9.7 million decrease in interest expense on deposits, reflecting lower interest rates due to the full quarter impact of the federal funds rate cuts of 50 basis points in the fourth quarter and two fewer days in the quarter. Additionally, interest income from investment securities rose by $2.3 million, supported by higher average balances from security purchases and a Federal Home Loan Bank (FHLB) special dividend. These positive factors were offset partially by a $9.3 million decrease in interest income from loans, mainly due to two fewer days in the quarter and lower average yields resulting from the federal funds rate cuts. Interest income from deposits in financial institutions also declined by $2.5 million, driven by lower average balances and interest rates.
Net interest margin was 3.24% for the first quarter, up 4 basis points from 3.20% for the fourth quarter, primarily driven by lower average total cost of funds, offset partially by lower average yield on interest-earning assets. The average total cost of funds decreased to 2.10% from 2.20%, as a result of an 11 basis point decrease in the average total cost of deposits to 1.78%, and an 11 basis points decrease in the average cost of borrowings to 4.63%. The average yield on interest-earning assets decreased to 5.25% from 5.31%, as a result of a 9 basis point decrease in the average yield on loans and leases to 5.74%. Declines in both funding costs and asset yield reflect the full quarter impact of rate cuts that occurred in the fourth quarter.
Average total deposits increased by $103.4 million, with a $81.2 million increase in average noninterest-bearing deposits and $22.2 million increase in average interest-bearing deposits. Average noninterest-bearing deposits represented 28.9% of average total deposits in the first quarter, up from 28.7% in the fourth quarter.
First Quarter of 2026 Compared to First Quarter of 2025
NII increased by $19.3 million to $251.6 million for the first quarter of 2026, up from $232.4 million for the first quarter of 2025. This increase was primarily driven by a $20.3 million decrease in interest expense on deposits, reflecting lower interest rates due to federal funds rate cuts of 75 basis points toward the end of 2025. Additionally, interest income from investments increased by $4.0 million and interest income from loans and leases by $3.8 million, both due primarily to higher average balances. Interest income on investments also benefited from the FHLB special divided in the first quarter of 2026. These positive factors were offset partially by a $7.1 million decrease in interest income from deposits in financial institutions, driven by lower average balances as we maintained lower cash target level and lower yield resulting from the federal funds rate cuts.
Net interest margin was 3.24% for the first quarter of 2026, up 16 basis points from 3.08% for the first quarter of 2025. The year over year improvement was primarily driven by a 32 basis point decrease in the average total cost of funds to 2.10% from 2.42%, as a result of a 34 basis point decrease in the average total cost of deposits to 1.78%, and a 71 basis point decrease in average cost of borrowings. Declines in funding costs reflect the impact of rate cuts that occurred in 2025.
Average total deposits increased by $398.7 million year over year, with a $223.0 million increase in average interest-bearing deposits and a $175.7 million increase in average noninterest-bearing deposits. Average noninterest-bearing deposits represented 28.9% of average total deposits for the three months ended March 31, 2026, up from 28.7% for the comparable period in 2025.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases HFI and securities and information regarding credit quality metrics for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
	2026	2025	2025
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for loan and lease losses	$9,800	$7,800	$9,700
Addition to reserve for unfunded loan commitments	—	4,700	500
Total loan-related provision	9,800	12,500	10,200
Reduction in allowance for HTM securities	—	—	(900)
Total securities-related provision	—	—	(900)
Total provision for credit losses	$9,800	$12,500	$9,300

Credit Quality Metrics:
Net charge-offs on loans and leases HFI (1)	$13,812	$2,689	$14,074
Annualized net charge-offs to average loans and leases	0.23%	0.04%	0.24%
At quarter-end:
Allowance for credit losses	$276,521	$280,533	$264,557
Allowance for credit losses to loans and leases HFI	1.12%	1.12%	1.10%
Allowance for credit losses to nonaccrual loans and leases HFI	148.88%	176.25%	123.93%
Nonaccrual loans and leases HFI	$185,734	$159,168	$213,480
Nonaccrual loans and leases HFI to loans and leases HFI	0.75%	0.64%	0.88%
______________________
(1)    See "Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases Held for Investment" in Item 2 of this Form 10-Q for detail of charge-offs and recoveries by loan portfolio segment, class, and subclass for the periods presented.
Provisions for credit losses are charged to earnings for both on and off‑balance sheet credit exposures. The provisions for credit losses on our loans and leases HFI, AFS debt securities, and HTM debt securities are based on our allowance methodologies and are expenses that, in our judgment, are required to maintain an appropriate ACL for these assets.
First Quarter of 2026 Compared to Fourth Quarter of 2025 and First Quarter of 2025
The provision for credit losses was $9.8 million for the first quarter of 2026 compared to $12.5 million for the fourth quarter of 2025 and $9.3 million for the first quarter of 2025.
The first quarter of 2026 provision for loan losses and unfunded commitments was primarily driven by net charge off activity and changes in loan risk ratings including specific reserves, offset by lower balances in the HFI portfolio and lower qualitative reserves.
The fourth quarter of 2025 provision for loan losses and unfunded commitments was primarily driven by changes in loan risk ratings including specific reserves, and higher loan balances and unfunded commitments, offset partially by lower qualitative reserves.
The first quarter of 2025 provision for loan losses and unfunded commitments was primarily driven by net charge-off activity, offset partially by lower specific reserves and changes in portfolio mix driven by growth in loan segments with low expected credit losses.
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
For information regarding the ACL on loans and leases HFI and HTM securities, see “Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases” and “Critical Accounting Policies and Estimates” in Item 2 Management's Discussion and Analysis, and "Note 4. Loans and Leases" in Item 1 of this Form 10-Q.

Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Noninterest Income	2026	2025	2025
	(In thousands)
Commissions and fees	$10,980	$9,524	$9,958
Leased equipment income	8,530	16,381	10,784
Service charges on deposit accounts	4,978	5,038	4,543
Gain on sale of loans and leases	7	18	211
Dividends and gains on equity investments	2,002	3,492	2,323
Warrant income (loss)	938	361	(295)
Other	7,893	6,757	6,126
Total noninterest income	$35,328	$41,571	$33,650
First Quarter of 2026 Compared to Fourth Quarter of 2025
Noninterest income decreased by $6.2 million to $35.3 million for the first quarter from $41.6 million for the fourth quarter due mainly to a $7.9 million decrease in leased equipment income, offset partially by increases of $1.5 million in commission and fees and $1.1 million in other income. The decrease in leased equipment was due mainly to higher gains on early lease terminations in the fourth quarter. The increase in other income was primarily due to a partial gain from extinguishment of debt related to the credit-linked note.
First Quarter of 2026 Compared to First Quarter of 2025
Noninterest income increased by $1.7 million to $35.3 million for the first quarter of 2026 from $33.7 million for the first quarter of 2025 due mainly to increases of $1.8 million in other income, $1.2 million in warrant income and $1.0 million in commission and fees, offset partially by a decrease of $2.3 million in leased equipment income. The increase in other income was primarily due to a partial gain from extinguishment of debt related to the credit-linked note. The increase in warrant income was driven by higher gains from warrant exercises. The decrease in leased equipment income was due mainly to lower leased equipment balances driven by lease buyouts in previous quarters.
Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Noninterest Expense	2026	2025	2025
	(In thousands)
Compensation	$91,100	$85,862	$86,417
Customer related expense	23,737	24,870	27,751
Occupancy	14,892	14,726	15,010
Information technology and data processing	14,339	13,751	15,099
Insurance and assessments	6,764	7,070	7,283
Intangible asset amortization	6,348	6,788	7,160
Leased equipment depreciation	5,304	6,202	6,741
Other professional services	4,236	6,774	4,513
Loan expense	4,292	4,445	2,930
Other	10,379	10,156	10,749
Total noninterest expense	$181,391	$180,644	$183,653

First Quarter of 2026 Compared to Fourth Quarter of 2025
Noninterest expense increased by $0.7 million to $181.4 million for the first quarter compared to $180.6 million for the fourth quarter due mainly to a $5.2 million increase in compensation expense, offset partially by the decrease of $2.5 million in other professional services and $1.1 million in customer related expense. The increase in compensation expense was mainly driven by seasonality, reflecting higher incentive compensation and annual reset of payroll related taxes and benefits in the first quarter. The decline in other professional services was driven by lower project spend, while customer related expenses decreased due to lower ECR payments following the federal funds rate cuts in the fourth quarter.
First Quarter of 2026 Compared to First Quarter of 2025
Noninterest expense decreased by $2.3 million to $181.4 million for the first quarter of 2026 compared to $183.7 million for the first quarter of 2025 due mainly to decreases of $4.0 million in customer related expenses and $1.4 million in leased equipment depreciation expense, offset partially by increases of $4.7 million in compensation expense. Customer related expense decreased due to lower ECR payments driven by the federal funds rate cuts in late 2025. Leased equipment expense decreased due to lower leased equipment balances driven by prior quarter leased buyouts. Compensation expense increased due to higher incentive compensation and higher salary and benefits by increased full-time equivalent employees.
Income Taxes
First Quarter of 2026 Compared to Fourth Quarter of 2025
Income tax expense of $23.8 million was recorded for the first quarter resulting in an effective tax rate of 24.9% compared to income tax expense of $22.4 million and an effective tax rate of 22.4% for the fourth quarter. The higher effective tax rate for the first quarter of 2026 is primarily due to higher forecasted pre-tax book income for 2026 while tax exempt items remain relatively consistent.
First Quarter of 2026 Compared to First Quarter of 2025
Income tax expense of $23.8 million was recorded for the first quarter of 2026 resulting in an effective tax rate of 24.9% compared to income tax expense of $19.5 million and an effective tax rate of 26.7% for the comparable period in 2025. The higher effective tax rate for the first quarter of 2025 was due primarily to a tax return to provision true-up adjustment recorded in the first quarter of 2025.
Balance Sheet Analysis
The following table provides a summary of our balance sheet highlights as of the dates indicated:

Balance Sheet Highlights	March 31, 2026	December 31, 2025	Increase (Decrease)
	(In thousands)
Cash and cash equivalents	$2,217,269	$2,307,965	$(90,696)
Securities AFS	2,656,332	2,454,058	202,274
Securities HTM	2,313,548	2,308,636	4,912
Loans HFS	259,049	182,936	76,113
Loans and leases HFI	24,780,347	25,032,679	(252,332)
Total loans and leases	25,039,396	25,215,615	(176,219)
Total assets	34,724,241	34,797,442	(73,201)
Noninterest-bearing deposits	7,797,542	7,822,787	(25,245)
Total deposits	27,322,134	27,843,357	(521,223)
Borrowings	2,551,250	2,063,819	487,431
Subordinated debt	954,072	952,740	1,332
Total liabilities	31,170,915	31,256,165	(85,250)
Total stockholders' equity	3,553,326	3,541,277	12,049

Securities Available-for-Sale
The following table presents the composition and durations of our AFS securities as of the dates indicated:

	March 31, 2026			December 31, 2025
	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency residential MBS	$811,661	31%	7.6	$834,085	34%	7.6
Agency residential CMOs	1,104,183	42%	2.7	871,624	36%	2.3
Private label residential CMOs	233,184	9%	4.2	228,975	9%	4.4
Collateralized loan obligations	200,374	7%	—	200,822	8%	—
Corporate debt securities	231,958	9%	0.9	241,596	10%	1.0
Agency commercial MBS	50,981	2%	3.1	50,966	2%	3.2
Asset-backed securities	12,661	—%	0.1	13,249	1%	0.1
Private label commercial MBS	8,270	—%	3.1	9,279	—%	3.1
SBA securities	3,060	—%	3.1	3,462	—%	3.0
Total securities AFS	$2,656,332	100%	4.0	$2,454,058	100%	4.0
AFS securities increased by $202.3 million during the first quarter to $2.7 billion at March 31, 2026 compared to $2.5 billion at December 31, 2025, due primarily to purchases of $343.4 million, offset partially by $119.8 million of principal paydowns, $10.8 million of maturities, $9.2 million decrease in the fair value of AFS securities, and $1.3 million of net amortization. As of March 31, 2026, AFS securities had aggregate unrealized net after-tax losses in AOCI of $143.3 million, up from $136.6 million at December 31, 2025, driven by higher interest rates.
Securities Held-to-Maturity
The following table presents the composition and duration of our HTM securities as of the dates indicated:

	March 31, 2026			December 31, 2025
	Amortized	% of	Duration	Amortized	% of	Duration
Security Type	Cost	Total	(in years)	Cost	Total	(in years)
	(Dollars in thousands)
Municipal securities	$1,238,920	54%	7.6	$1,237,792	54%	7.5
Agency commercial MBS	448,918	19%	4.9	447,283	19%	5.1
Private label commercial MBS	361,672	16%	4.6	360,382	16%	4.8
U.S. Treasury securities	193,784	8%	4.7	193,022	8%	5.0
Corporate debt securities	70,949	3%	3.8	70,852	3%	4.0
Total securities HTM	$2,314,243	100%	6.2	$2,309,331	100%	6.3
________________________________________
(1)    As of March 31, 2026, our municipal securities are geographically concentrated primarily in California at 26%, Texas at 22%, and Washington at 15% of total municipal securities based on amortized cost.
As of March 31, 2026, HTM securities had aggregate unrealized net after-tax losses in AOCI of $127.2 million remaining from the balance established at the time of transfer from AFS.
Loans Held for Sale
As part of our management of the loans held in our portfolio, on occasion we will transfer loans from HFI to HFS. Total loans and leases HFS increased by $76.1 million in the first quarter and totaled $259.0 million at March 31, 2026 compared to $182.9 million at December 31, 2025. The increase in loans HFS was primarily driven by a $72.1 million loan transfer during the first quarter. The loan was subsequently sold at par in April 2026.

Loans and Leases Held for Investment
The following table presents the composition of our loans and leases HFI by loan portfolio segment, class, and subclass as of the dates indicated:

	March 31, 2026		December 31, 2025
		% of		% of
	Balance	Total	Balance	Total
	(Dollars in thousands)
Real Estate Mortgage:
Commercial real estate	$3,111,475	13%	$3,259,164	13%
SBA program	649,163	3%	666,424	3%
Hotel	332,748	1%	389,049	1%
Total commercial real estate mortgage	4,093,386	17%	4,314,637	17%
Multi-family	5,955,102	24%	6,089,417	24%
Residential mortgage	3,431,033	14%	3,307,427	14%
Investor-owned residential	22,473	—%	32,567	—%
Residential renovation	4,904	—%	6,739	—%
Total other residential real estate	3,458,410	14%	3,346,733	14%
Total real estate mortgage	13,506,898	55%	13,750,787	55%
Real Estate Construction and Land:
Commercial	364,575	2%	379,387	2%
Residential	1,527,754	6%	1,568,240	6%
Total real estate construction and land (1)	1,892,329	8%	1,947,627	8%
Total real estate	15,399,227	63%	15,698,414	63%
Commercial:
Lender finance	1,865,117	7%	1,623,474	6%
Equipment finance	666,408	3%	674,714	3%
Premium finance	408,086	2%	447,939	2%
Other asset-based	269,727	1%	204,883	1%
Total asset-based	3,209,338	13%	2,951,010	12%
Equity fund loans	1,357,740	5%	1,320,297	5%
Venture lending	964,521	4%	901,800	4%
Total venture capital	2,322,261	9%	2,222,097	9%
Warehouse lending	1,804,612	7%	2,100,075	8%
Secured business loans	723,902	3%	806,597	3%
Other lending	972,874	4%	897,427	4%
Total other commercial	3,501,388	14%	3,804,099	15%
Total commercial	9,032,987	36%	8,977,206	36%
Consumer	348,133	1%	357,059	1%
Total loans and leases HFS	$24,780,347	100%	$25,032,679	100%

Total unfunded loan commitments	$5,549,325		$5,433,357
 ________________________________
(1)    Includes land and acquisition and development loans of $217.8 million at March 31, 2026 and $214.5 million at December 31, 2025.

Our non-deposit financial institutions ("NDFI") lending for HFI loans totaled $5.1 billion or 20.4%,as of March 31, 2026 compared to $5.1 billion, or 20.5% as of December 31, 2025, and is diversified across multiple asset classes, including warehouse lending, equity fund loans, and lender finance. The NDFI portfolio has a history of strong asset quality performance with no delinquencies, nonperforming loans, or classified loans for these respective periods.

The following table presents a roll forward of loans and leases HFI for the period indicated:

Roll Forward of Loans and Leases Held for Investment	Three Months Ended March 31, 2026
(In thousands)
Balance, beginning of period	$25,032,679
Additions:
Production	843,766
Disbursements	1,274,810
Total production and disbursements	2,118,576
Reductions:
Payoffs	(837,426)
Paydowns	(1,442,891)
Total payoffs and paydowns	(2,280,317)
Sales	(733)
Transfers to foreclosed assets	(1,700)
Charge-offs	(16,097)
Transfers to loans HFS	(72,061)
Total reductions	(2,370,908)
Net decrease	(252,332)
Balance, end of period	$24,780,347
Loan Concentrations
We mitigate loan concentration risk through disciplined underwriting and approval processes that consider borrower, industry, and collateral characteristics. All loan originations and renewals are individually reviewed, with larger exposures subject to credit committee oversight. Credit risk is actively managed through ongoing borrower monitoring, covenant compliance, independent credit review, and portfolio reviews designed to identify emerging credit risks.
Total real estate loans HFI were $15.4 billion, or 63%, of our loan portfolio at March 31, 2026 and consisted of $13.5 billion of real estate mortgage loans and $1.9 billion of real estate construction and land loans, compared to $15.7 billion, or 63%, of our total loan portfolio at December 31, 2025 and consisted of $13.8 billion of real estate mortgage loans and $1.9 billion of real estate construction and loan loans. At March 31, 2026 and December 31, 2025, 70% and 71% of our real estate loans were collateralized by property in California, reflecting the concentration of our community banking operations within the state.
Allowance for Credit Losses on Loans and Leases Held for Investment
The ACL represents our estimate of CECL for loans and leases HFI and unfunded loan commitments as of the reporting date. The ACL is estimated under the CECL methodology, which incorporates historical credit loss experience, current conditions, and reasonable and supportable forecasts.
In estimating the ACL, we consider multiple forward‑looking economic scenarios, with scenario selection and weighting reflecting current economic conditions and downside risk over the reasonable and supportable forecast period. Expected losses revert to a through‑the‑cycle basis thereafter, and assumptions are reassessed quarterly based on portfolio composition, credit quality trends, and macroeconomic factors. Quantitative model outputs are supplemented by qualitative adjustments for risks not fully captured in the models, primarily related to CRE exposure, portfolio concentrations, and levels of adversely classified loans. As part of our ACL governance framework, we perform sensitivity analyses to assess the reasonableness of the allowance; however, due to the interrelated nature of key assumptions, the impact of changes in individual inputs cannot be isolated.
We believe the ACL appropriately reflects expected credit losses inherent in the portfolio as of the reporting date. Actual results may differ due to changes in economic conditions, portfolio mix, or borrower performance. For additional information regarding our ACL methodology and accounting policies, see "Note 1 – Nature of Operations and Summary of Significant Accounting Policies" in Item 8 of the Form 10‑K.

The following table presents information regarding the ACL on loans and leases HFI as of the dates indicated:

Allowance for Credit Losses Data	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Allowance for loan and lease losses	$241,600	$245,612
Reserve for unfunded loan commitments	34,921	34,921
Total allowance for credit losses	$276,521	$280,533

Allowance for credit losses to loans and leases HFI	1.12%	1.12%
Allowance for loan and lease losses to nonaccrual loans and leases HFI	148.88%	176.30%
The following table presents the changes in our ACL on loans and leases HFI for the periods indicated:

	Three Months Ended
Roll Forward of Allowance for Credit Losses	March 31,	December 31,	March 31,
on Loans and Leases Held for Investment	2026	2025	2025
	(Dollars in thousands)
Balance, beginning of period	$280,533	$270,722	$268,431
Provision for credit losses:
Addition to allowance for loan and lease losses	9,800	7,800	9,700
Addition to reserve for unfunded loan commitments	—	4,700	500
Total provision for credit losses	9,800	12,500	10,200
Loans and leases charged off:
Real estate mortgage	(5,374)	(2,183)	(5,789)
Real estate construction and land	(8,077)	—	—
Commercial	(1,737)	(1,750)	(9,582)
Consumer	(909)	(1,608)	(1,180)
Total loans and leases charged off	(16,097)	(5,541)	(16,551)
Recoveries on loans and leases charged off:
Real estate mortgage	802	574	312
Commercial	1,307	2,040	2,103
Consumer	176	238	62
Total recoveries on loans and leases charged off	2,285	2,852	2,477
Net (charge-offs) recoveries	(13,812)	(2,689)	(14,074)
Balance, end of period	$276,521	$280,533	$264,557

Annualized net (recoveries) charge-offs to average loans and leases	0.23%	0.04%	0.24%

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Allowance for Credit Losses Charge-offs	2026	2025	2025
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$—	$—	$4,701
SBA program	—	—	306
Hotel	5,100	1,685	—
Total commercial real estate mortgage	5,100	1,685	5,007
Residential mortgage	71	—	129
Investor-owned residential	14	450	526
Residential renovation	189	48	127
Total other residential real estate	274	498	782
Total real estate mortgage	5,374	2,183	5,789
Real Estate Construction and Land:
Commercial	8,077	—	—
Total real estate construction and land	8,077	—	—
Total real estate	13,451	2,183	5,789
Commercial:
Venture lending	—	993	5,121
Total venture capital	—	993	5,121
Secured business loans	1,426	121	524
Other lending	311	636	3,937
Total other commercial	1,737	757	4,461
Total commercial	1,737	1,750	9,582
Consumer	909	1,608	1,180
Total charge-offs	$16,097	$5,541	$16,551

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
Allowance for Credit Losses Recoveries	2026	2025	2025
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$472	$506	$78
SBA program	90	60	162
Total commercial real estate mortgage	562	566	240
Residential mortgage	161	6	11
Investor-owned residential	49	2	—
Residential renovation	30	—	61
Total other residential real estate	240	8	72
Total real estate mortgage	802	574	312
Real Estate Construction and Land:
Commercial	—	—	—
Total real estate construction and land	—	—	—
Total real estate	802	574	312
Commercial:
Premium finance	2	5	4
Other asset-based	558	390	—
Total asset-based	560	395	4
Venture lending	13	216	50
Total venture capital	13	216	50
Secured business loans	243	115	301
Other lending	491	1,314	1,748
Total other commercial	734	1,429	2,049
Total commercial	1,307	2,040	2,103
Consumer	176	238	62
Total recoveries	$2,285	$2,852	$2,477

Credit Quality
Nonperforming Assets, Classified Loans and Leases, and Special Mention Loans and Leases
The following table presents information on our nonperforming assets, classified loans and leases, and special mention loans and leases as of the dates indicated:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Nonaccrual loans and leases HFI	$185,734	$159,168
Accruing loans contractually past due 90 days or more	—	—
Total nonperforming loans and leases	185,734	159,168
Foreclosed assets, net	18,055	17,115
Total nonperforming assets	$203,789	$176,283

Classified loans and leases HFI	$842,834	$800,330
Special mention loans and leases HFI	688,659	458,683
Criticized loans and leases HFI	$1,531,493	$1,259,013

Nonaccrual loans and leases HFI to loans and leases HFI	0.75%	0.64%
Nonperforming assets to loans and leases HFI and foreclosed assets, net	0.82%	0.70%
Allowance for credit losses to nonaccrual loans and leases HFI	148.88%	176.25%
Classified loans and leases HFI to loans and leases HFI	3.40%	3.20%
Special mention loans and leases HFI to loans and leases HFI	2.78%	1.83%
Nonaccrual Loans and Leases Held for Investment
The following table presents our nonaccrual loans and leases HFI and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	March 31, 2026		December 31, 2025		Increase (Decrease)
		Accruing		Accruing		Accruing
		and 30-89		and 30-89		and 30-89
		Days Past		Days Past		Days Past
	Nonaccrual	Due	Nonaccrual	Due	Nonaccrual	Due
	(In thousands)
Real estate mortgage:
Commercial	$87,548	$364	$93,334	$1,124	$(5,786)	$(760)
Multi-family	13,200	22,985	3,358	32,887	9,842	(9,902)
Other residential	53,489	33,664	57,984	28,614	(4,495)	5,050
Total real estate mortgage	154,237	57,013	154,676	62,625	(439)	(5,612)
Real estate construction and land:
Commercial	—	32,925	—	—	—	32,925
Residential	—	140,687	—	26,540	—	114,147
Total real estate construction and land	—	173,612	—	26,540	—	147,072
Commercial:
Asset-based	—	509	—	1,142	—	(633)
Venture capital	28,792	595	625	—	28,167	595
Other commercial	1,642	1,068	2,510	788	(868)	280
Total commercial	30,434	2,172	3,135	1,930	27,299	242
Consumer	1,063	2,309	1,357	1,933	(294)	376
Total HFI	$185,734	$235,106	$159,168	$93,028	$26,566	$142,078

Nonperforming loans and leases HFI increased by $26.6 million to $185.7 million at March 31, 2026 compared to $159.2 million at December 31, 2025, due mainly to additions of $54.6 million, offset partially by principal and other reductions of $20.0 million, charge-offs of $5.2 million, and transfers to accrual status of $2.8 million. As of March 31, 2026, a few of our largest loan relationships on nonaccrual status had an aggregate carrying value of $62.9 million and represented 34% of total nonaccrual loans and leases.
Loans and leases accruing and 30-89 days past due increased by $142.1 million to $235.1 million as of March 31, 2026 compared to $93.0 million at December 31, 2025, due mainly to increases of $114.1 million in residential real estate construction and land delinquent loans, $32.9 million in commercial real estate construction and land delinquent loans, and $5.1 million in other residential real estate mortgage delinquent loans, offset partially by a decrease of $9.9 million in multi-family real estate mortgage delinquent loans.
Foreclosed Assets, Net
The following table presents foreclosed assets (primarily OREO), net of the valuation allowance, by property type as of the dates indicated:

Property Type	March 31, 2026	December 31, 2025
	(In thousands)
Commercial real estate	$622	$—
Single-family residential	17,413	17,095
Total OREO, net	18,035	17,095
Other foreclosed assets	20	20
Total foreclosed assets, net	$18,055	$17,115
Foreclosed assets increased by $0.9 million to $18.1 million at March 31, 2026 compared to $17.1 million at December 31, 2025, due mainly to transfers from loans of $1.7 million, offset partially by sales of $0.7 million.
Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases HFI as of the dates indicated:

Loan and Lease Credit Risk Ratings	March 31, 2026	December 31, 2025
	(In thousands)
Pass	$23,248,854	$23,773,666
Special mention	688,659	458,683
Classified	842,834	800,330
Total loans and leases HFI	$24,780,347	$25,032,679
Special mention and classified loans and leases fluctuated as a result of the migration in a limited number of loans within a few larger relationships within the quarter. These were largely isolated situations, reflect proactive risk management actions and the credits are supported by strong collateral and defined resolution plans.

The following table presents the classified and special mention credit risk rating categories for loans and leases HFI by loan portfolio segment and class and the related net changes as of the dates indicated:

	March 31, 2026		December 31, 2025		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$284,897	$119,711	$297,606	$126,998	$(12,709)	$(7,287)
Multi-family	239,739	82,083	166,385	216,286	73,354	(134,203)
Other residential	53,587	—	58,202	—	(4,615)	—
Total real estate mortgage	578,223	201,794	522,193	343,284	56,030	(141,490)
Real estate construction and land:
Commercial	32,925	—	52,828	—	(19,903)	—
Residential	—	363,100	2,982	10,714	(2,982)	352,386
Total real estate construction and land	32,925	363,100	55,810	10,714	(22,885)	352,386
Commercial:
Asset-based	35,473	10,792	36,732	7,180	(1,259)	3,612
Venture capital	172,496	103,592	171,847	64,577	649	39,015
Other commercial	22,410	4,374	12,143	27,689	10,267	(23,315)
Total commercial	230,379	118,758	220,722	99,446	9,657	19,312
Consumer	1,307	5,007	1,605	5,239	(298)	(232)
Total	$842,834	$688,659	$800,330	$458,683	$42,504	$229,976
Classified loans and leases increased by $42.5 million to $842.8 million at March 31, 2026 compared to $800.3 million at December 31, 2025, due mainly to increases of $73.4 million in multi-family real estate mortgage loans and $10.3 million in other commercial loans, offset partially by decreases of $19.9 million in CRE construction and land loans, $12.7 million in CRE mortgage loans, and $4.6 million in other residential real estate mortgage loans.
Special mention loans and leases increased by $230.0 million to $688.7 million at March 31, 2026 compared to $458.7 million at December 31, 2025, due mainly to increases of $352.4 million in residential real estate construction and land loans and $39.0 million in venture capital loans, offset partially by decreases of $134.2 million in multi-family real estate mortgage loans, $23.3 million in other commercial loans, and $7.3 million in CRE mortgage loans.

Deposits
The following table presents the composition of our deposits portfolio by account type as of the dates indicated:

	March 31, 2026		December 31, 2025
		% of		% of	Increase
Deposit Type	Balance	Total	Balance	Total	(Decrease)
	(Dollars in thousands)
Noninterest-bearing checking	$7,797,542	29%	$7,822,787	28%	$(25,245)
Interest-bearing:
Checking	8,178,485	30%	8,509,587	30%	(331,102)
Money market	4,643,349	17%	4,917,857	18%	(274,508)
Savings	1,991,010	7%	1,905,863	7%	85,147
Time:
Non-brokered	2,149,564	8%	2,254,293	8%	(104,729)
Brokered	2,562,184	9%	2,432,970	9%	129,214
Total time deposits	4,711,748	17%	4,687,263	17%	24,485
Total interest-bearing	19,524,592	71%	20,020,570	72%	(495,978)
Total deposits	$27,322,134	100%	$27,843,357	100%	$(521,223)
Total deposits decreased by $521.2 million to $27.3 billion at March 31, 2026 compared to $27.8 billion at December 31, 2025. Interest-bearing deposits decreased due mainly to lower balances in checking accounts of $331.1 million and lower money market accounts of $274.5 million, offset partially by higher saving accounts of $85.1 million and higher brokered and non-brokered time deposits of $24.5 million. At March 31, 2026, noninterest-bearing deposits totaled $7.8 billion, or 29%, of total deposits, and interest-bearing deposits totaled $19.5 billion, or 71%, of total deposits, compared to noninterest-bearing deposits of $7.8 billion, or 28% of total deposits, and interest-bearing deposits of $20.0 billion, or 72% of total deposits, at December 31, 2025.
The following table presents time deposits based on the $250,000 FDIC insured limit as of the dates indicated:

	March 31, 2026		December 31, 2025
		% of		% of
		Total		Total
Time Deposits	Balance	Deposits	Balance	Deposits
	(Dollars in thousands)
Time deposits $250,000 and under	$3,765,024	14%	$3,669,523	13%
Time deposits over $250,000	946,724	3%	1,017,740	4%
Total time deposits	$4,711,748	17%	$4,687,263	17%
As of March 31, 2026, FDIC-insured deposits represented approximately 70% of total deposits, down from 71% as of December 31, 2025.

The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
March 31, 2026	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$1,293,379	$338,398	$1,631,777
Due in over three months through six months	751,781	309,456	1,061,237
Due in over six months through 12 months	1,474,030	222,022	1,696,052
Total due within 12 months	3,519,190	869,876	4,389,066
Due in over 12 months through 24 months	240,857	72,967	313,824
Due in over 24 months	4,977	3,881	8,858
Total due over twelve months	245,834	76,848	322,682
Total	$3,765,024	$946,724	$4,711,748
Client Investment Funds
In addition to deposit products, we also offer alternative, non-depository corporate treasury solutions for clients to invest excess liquidity. These off-balance sheet client funds totaled $1.2 billion at March 31, 2026 and $1.2 billion at December 31, 2025.
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	March 31, 2026		December 31, 2025
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured advances	$2,000,000	3.91%	$1,710,185	3.90%
Other short-term borrowings	440,000	3.68%	240,000	3.69%
Credit-linked notes	111,250	14.41%	113,634	14.63%
Total borrowings, net	$2,551,250	4.33%	$2,063,819	4.47%

Borrowings increased by $487.4 million to $2.6 billion at March 31, 2026 compared to $2.1 billion at December 31, 2024, due to higher FHLB secured advances and other short-term borrowings. We utilized these borrowings to manage liquidity needs, including, but not limited to, funding asset growth, accommodating liability maturities and deposit withdrawals, and supporting business operations.
Subordinated Debt
Subordinated debt increased by $1.3 million to $954.1 million at March 31, 2026 compared to $952.7 million at December 31, 2025, due primarily to the accretion of the acquisition discount on acquired subordinated debt, offset partially by the lower valuation of the Euribor-based subordinated debt. At March 31, 2026, $131.0 million of subordinated debt was included in the Company's Tier I capital and $792.9 million was included in Tier II capital.
On May 1, 2026, the Company redeemed all $385 million outstanding aggregate principal amount of its 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 originally issued by Pacific Western Bank. For more information see “Note 17. Subsequent Events” in Item 1 of this Form 10‑Q.

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations.
Regulatory capital requirements limit the amount of DTAs that may be included when determining the amount of regulatory capital. DTA amounts in excess of the calculated limit are disallowed from regulatory capital. At March 31, 2026, such disallowed amounts were $315.7 million for the Company and $291.4 million for the Bank. No assurance can be given that the regulatory capital DTA limitation will not increase in the future or that the Company and the Bank will not have increased DTAs that are disallowed.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of CET1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the CET1, Tier 1, and Total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At March 31, 2026, the Company and the Bank were in compliance with the capital conservation buffer requirements.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

			Minimum Required
			For Capital	For Capital	For Well
			Adequacy	Conservation	Capitalized
	March 31, 2026	December 31, 2025	Purposes	Buffer	Classification
Banc of California, Inc.:
Tier 1 leverage capital ratio	9.97%	9.99%	4.00%	N/A	N/A
CET1 capital ratio	10.18%	10.01%	4.50%	7.00%	N/A
Tier 1 capital ratio	12.54%	12.34%	6.00%	8.50%	6.00%
Total capital ratio	16.55%	16.31%	8.00%	10.50%	10.00%

Banc of California:
Tier 1 leverage capital ratio	10.73%	10.65%	4.00%	N/A	5.00%
CET1 capital ratio	13.50%	13.15%	4.50%	7.00%	6.50%
Tier 1 capital ratio	13.50%	13.15%	6.00%	8.50%	8.00%
Total capital ratio	15.97%	15.61%	8.00%	10.50%	10.00%
The Company's consolidated risk-based capital ratios increased during the three months ended March 31, 2026 due mainly to the effect of positive earnings for the period, offset partially by stock purchases, dividends and lower loan balances. The consolidated Tier 1 leverage ratio decreased during the three months ended March 31, 2026 due mainly to the impact of higher average assets, offset partially by earnings.
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
As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $6.9 billion at March 31, 2026, offset partially by $476.0 million pledged for letters of credit and a balance outstanding of $2.0 billion as of that date. The FHLB secured credit line was collateralized by a blanket lien on $10.1 billion of certain qualifying loans and $19.8 million of securities. The Bank also had secured borrowing capacity with the FRBSF under the Discount Window program totaling $5.3 billion at March 31, 2026, of which $5.3 billion was available. The FRBSF Discount Window secured credit line was collateralized by liens on $5.0 billion of qualifying loans and $1.4 billion of pledged securities.
In addition to its secured lines of credit with the FHLB and FRBSF, the Bank also had credit limits of $215.0 million in the aggregate with several commercial banks, as well as borrowing arrangements with unaffiliated financial institutions that provide for the purchase of overnight funds or other short-term borrowings. The availability of these unsecured borrowings fluctuates regularly and is subject to the discretion of the counterparties. As of March 31, 2026, the Bank had $440.0 million outstanding under these arrangements. Additionally, the holding company has a $100.0 million unsecured revolving line of credit. As of March 31, 2026, there was no balance outstanding.

The following tables provide a summary of the Company's primary and secondary liquidity levels at the dates indicated:

Primary Liquidity - On-Balance Sheet	March 31, 2026	December 31, 2025
	(Dollars In thousands)
Cash and due from banks	$214,120	$181,103
Interest-earning deposits in financial institutions	2,003,149	2,126,862
Total cash, cash equivalents, and restricted cash	2,217,269	2,307,965
Less: Restricted cash	(169,418)	(170,229)
Add: Securities AFS, at fair value	2,656,332	2,454,058
Add: Allowance on securities AFS	775	775
Less: Pledged securities AFS, at fair value	(3,060)	(3,463)
Less: Haircut on securities AFS	(189,663)	(183,265)

Total primary liquidity	$4,512,235	$4,405,841

Ratio of primary liquidity to total assets	13.0%	12.7%

Secondary Liquidity - Off-Balance Sheet
Available Secured Borrowing Capacity	March 31, 2026	December 31, 2025
	(In thousands)
Total secured borrowing capacity with the FHLB	$6,921,590	$6,949,898
Less: Letters of credit	(475,965)	(514,091)
Less: Secured advances outstanding	(2,000,000)	(1,710,185)
Available secured borrowing capacity with the FHLB	4,445,625	4,725,622
Available secured borrowing capacity with the FRBSF	5,275,237	5,044,040
Total secondary liquidity	$9,720,862	$9,769,662
The Company's primary liquidity increased by $106.4 million to $4.5 billion at March 31, 2026 compared to $4.4 billion at December 31, 2025, due mainly to an increase of $202.3 million in AFS securities, offset partially by a decrease of $90.7 million in total cash and cash equivalents excluding restricted cash. We also include certain unencumbered HTM securities in our internal liquidity stress test buffer which are not included in our primary liquidity. The Company's secondary liquidity decreased by $48.8 million to $9.7 billion at March 31, 2026 compared to $9.8 billion at December 31, 2025, due to a decrease in available borrowing capacity at the FHLB of $280.0 million, offset partially by the increase in available secured borrowing capacity with the FRB of $231.2 million. At March 31, 2026, total available liquidity was $14.2 billion, which exceeded uninsured and uncollateralized deposits of $7.8 billion.
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
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulations, for liquidity management purposes. At March 31, 2026, brokered deposits totaled $2.8 billion, consisting of $2.6 billion of brokered time deposits and $0.2 billion of non-maturity brokered accounts. At December 31, 2025, brokered deposits totaled $2.9 billion, consisting of $2.4 billion of brokered time deposits and $0.5 billion of non-maturity brokered accounts.
Our Liquidity Management Policy establishes guidelines aligned with the Company's Risk Appetite Framework and includes a range of liquidity and funding concentration metrics designed to monitor balance sheet strength, funding stability, and available liquidity resources. These measures incorporate assessments of on-balance sheet liquidity, contingent funding capacity, and the composition of funding sources. As of March 31, 2026, the Bank was in compliance with all applicable liquidity and funding concentration guidelines.

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
On December 23, 2024, Banc of California, Inc. entered into an unsecured revolving line of credit agreement as a borrower for $50.0 million. On March 17, 2025, the Company executed an amendment to the credit agreement that increased the Company's unsecured revolving line of credit to $100.0 million. As of March 31, 2026 and December 31, 2025, there was no balance outstanding.
On March 23, 2026, we announced the extension of the Company’s existing $300 million stock repurchase program, which had been scheduled to expire in March 2026, through March 16, 2027. During the first quarter of 2026, the Company repurchased a total of approximately 1.7 million shares of common and common equivalent stock for $31.9 million, at a weighted-average price of $18.68 per share. As of March 31, 2026, the Company had $82.6 million remaining under the stock repurchase authorization. For further information on the stock repurchase program, see "Note 14. Stockholders' Equity", in Item 1 of this Form 10-Q.
At March 31, 2026, Banc of California, Inc. had $146.4 million in cash and cash equivalents, of which a substantial amount was on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.
Commitments and Contingencies
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At March 31, 2026, our loan commitments and standby letters of credit were $5.5 billion and $255.8 million. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through NII when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see "Note 10. Commitments and Contingencies", in Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This analysis should be read in conjunction with text under the caption "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2025, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.
Market Risk - Foreign Currency Exposure
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps and foreign exchange forward contracts to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar and the derivatives that hedge those exposures. As of March 31, 2026, the U.S. Dollar notional amounts of loans receivable and subordinated debt payable denominated in foreign currencies were $70.2 million and $29.8 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures were $71.7 million and $29.9 million. We recognized a foreign currency translation net gain of $0.1 million for the three months ended March 31, 2026 and a foreign currency translation net loss of $0.3 million for the three months ended March 31, 2025.
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
The pre-established IRR limits are recommended by management, determined based on analytical review and available peer data published by regulatory agencies about the IRR limits utilized by other regional banks, and documented in the Company's Asset Liability Management Policy. The policy is approved by MFC and the Finance Committee of the Board of Directors annually. We believe our IRR limits are consistent with prevailing practice in the regional banking industry.
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
In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, IRR, profitability, and capital targets, we evaluate various strategies. These include complementing our current loan origination platform through strategic acquisitions of whole loans, strategically managing multiple warehouse relationships, and originating shorter-term consumer loans. We also actively manage the level of investments and duration of investment securities, and focus on establishing stable deposit relationships. Additionally, we utilize certain derivatives such as interest rate swaps and collars as hedges to align maturities and repricing terms.
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
Since our earnings are primarily dependent on our ability to generate NII, we focus on actively monitoring and managing the effects of adverse changes in interest rates on our NII. Management of our IRR is overseen by the Finance Committee of the Boards of Directors of the Company and Bank, which delegates the day-to-day management of IRR to the MFC. MFC ensures that the Bank is following the appropriate and current regulatory guidance in the formulation and implementation of our IRR program. The Finance Committee of the Boards of Directors of the Company and the Bank reviews the results of our IRR modeling at least quarterly to ensure that we have appropriately measured our IRR, mitigated our exposures appropriately and any residual risk is acceptable. In addition to our annual review of our Asset Liability Management policy, our Board of Directors periodically reviews the IRR policy limits.
IRR management is an ongoing process that monitors loan and deposit flows, along with investment and funding activities. Effective IRR management begins with understanding the repricing characteristics of our assets and liabilities and estimating an appropriate risk posture based on forecasts, objectives, market expectations, and policy constraints.
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
The NII simulation estimates changes in NII over the next twelve months from immediate and sustained rate changes as of March 31, 2026. The analysis assumes a static balance sheet with no growth or product mix changes. This model is a risk management tool and does not necessarily predict future NII.
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
At both March 31, 2026 and December 31, 2025, our IRR profile remained close to "neutral." This position reflects our balanced composition of repricing assets and beta-adjusted repricing deposits and other interest-bearing liabilities over the course of the next twelve months. Given the uncertainty of the magnitude, timing, and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary materially from those predicted by our model.
The following table presents the projected change in the Company’s EVE at March 31, 2026 and NII over the next twelve months, which would occur upon an immediate change in interest rates, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
	Economic Value of Equity			Net Interest Income
		Amount	Percentage		Amount	Percentage
March 31, 2026	Amount	Change	Change	Amount	Change	Change
	(Dollars in millions)
+200 bps	$4,859	$(535)	(9.9)%	$1,055	$14	1.3%
+100 bps	$5,197	$(197)	(3.6)%	$1,049	$8	0.8%
0 bps	$5,394			$1,041
-100 bps	$5,500	$106	2.0%	$1,039	$(2)	(0.2)%
-200 bps	$5,543	$149	2.8%	$1,041	$(1)	(0.1)%
____________________
(1)Assumes an instantaneous uniform change in interest rates at all maturities and no rate shock has a rate lower than zero percent.
Earnings-at-Risk
In addition to IRR associated with NII, certain noninterest expense items are also sensitive to changes in market interest rates. One such item is the cost of ECRs provided on certain deposit accounts, primarily those associated with our Homeowners Association business. ECRs comprise most of our customer related expense and fluctuate in response to changes in short term rates and can therefore influence the Company's overall earnings sensitivity profile. We expect that a declining interest rate environment would reduce ECR costs and thereby reduce noninterest expense, conversely, when interest rates rise, ECR costs would also rise, thereby increasing noninterest expense. The Company's Earnings-at-Risk modeling incorporates the impact of these rate-sensitive noninterest expenses, in addition to interest income and expense, to assess the effect of interest rate movements on projected earnings over a twelve-month horizon.
As of March 31, 2026, client deposits eligible for ECRs totaled approximately $3.8 billion. Taking into account the rate sensitivity of ECRs, which are primarily attributable to such deposits, the Company's overall earnings profile would be considered "liability sensitive." During the second quarter of 2025, the Company also entered into interest rate collars with a notional value of $1.0 billion to mitigate the risk of increasing interest expense if short term interest rates increase. For further information on the interest rate collars, see "Note 9. Derivatives", in Item 1 of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2026 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in "Note 10. Commitments and Contingencies" in Item 1 of this Form 10-Q is incorporated herein by reference
In addition, in the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. The outcome of such legal actions and the timing of ultimate resolution are inherently difficult to predict. In the opinion of management, based upon information currently available to us, any resulting liability, in addition to amounts already accrued, and taking into consideration insurance which may be applicable, would not have a material adverse effect on the Company’s financial statements or operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding repurchases of shares of our common stock during the three months ended March 31, 2026:

	Total		Total Number of	Approximate Dollar
	Number of	Average	Shares Purchased	Value of Shares That
	Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
Period	Purchased (1)	Per Share	Announced Program (2)	Under the Program (2)
	(Dollars in thousands, except per share amounts)
January 1 - January 31, 2026	—	$—	—	$114,502
February 1 - February 28, 2026	1,286,001	$19.80	1,000,000	$94,502
March 1 - March 31, 2026	715,863	$16.84	709,935	$82,559
Total	2,001,864	$18.74	1,709,935
__________________________
(1)    Includes shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of Company stock awards, and shares repurchased pursuant to the Company's publicly announced Stock Repurchase Program described in (2) below.
(2)    On March 23, 2026, the Company announced that its Board of Directors extended its $300.0 million stock repurchase program through March 16, 2027. Pursuant to this program, the Company may repurchase common stock, common equivalent stock and depository shares representing its preferred stock from time to time in open market transactions, in block transactions on or off an exchange, in privately negotiated transactions, or by other means as determined by the Company's management and in accordance with the regulations of the SEC. The program may be changed, suspended, or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Company’s securities.
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

3.2	Sixth Amended and Restated Bylaws of Banc of California, Inc. (Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 15, 2023 and incorporated herein by reference).
10.1	Banc of California, Inc. Second Amended and Restated 2018 Omnibus Incentive Stock Plan (Filed herewith).
31.1	Section 302 Certification of Chief Executive Officer (Filed herewith).
31.2	Section 302 Certification of Chief Financial Officer (Filed herewith).
32.1+	Section 906 Certification of Chief Executive Officer (Furnished herewith).
32.2+	Section 906 Certification of Chief Financial Officer (Furnished herewith).
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025, (ii) the Consolidated Statements of Earnings for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and March 31, 2025, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and March 31, 2025, and (vi) the Notes to Consolidated Financial Statements. (Filed herewith).

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

BANC OF CALIFORNIA, INC.

Date:	May 8, 2026	/s/ Jared M. Wolff
Jared M. Wolff
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 8, 2026	/s/ Joseph Kauder
Joseph Kauder
Executive Vice President, and Chief Financial Officer
(Principal Financial Officer)

Date:	May 8, 2026	/s/ Karen Hon
Karen Hon
Executive Vice President, Deputy Chief Financial Officer
and Chief Accounting Officer
(Principal Accounting Officer)