Form 10-Q
period 2026-06-30
BANC OF CALIFORNIA, INC.
filed 2026-08-07
CIK 1169770

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ______
Commission File Number 001-35522
BANC OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3639825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No  ☑
As of July 31, 2026, there were 157,950,529 shares of the registrant's voting common stock outstanding, excluding 4,670 shares of unvested restricted stock, and there were 477,321 shares of the registrant's class B non-voting common stock outstanding.

BANC OF CALIFORNIA, INC.
JUNE 30, 2026 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Quarterly Report on Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACL	Allowance for Credit Losses	FRB	Board of Governors of the Federal Reserve System
AFS	Available-for-Sale	FRBSF	Federal Reserve Bank of San Francisco
ALLL	Allowance for Loan and Lease Losses	HFI	Held for Investment
AOCI	Accumulated Other Comprehensive Income (Loss)	HFS	Held for Sale
ASC	Accounting Standards Codification	HLBV	Hypothetical Liquidation at Book Value
ASU	Accounting Standards Update	HTM	Held-to-Maturity
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	IRR	Interest Rate Risk
BOLI	Bank Owned Life Insurance	LIHTC	Low Income Housing Tax Credit
CDI	Core Deposit Intangible Assets	LOCOM	Lower of Cost or Market
CECL	Current Expected Credit Loss	MBS	Mortgage-Backed Securities
CET1	Common Equity Tier 1	NII	Net Interest Income
CMBS	Commercial Mortgage-Backed Securities	NVCE	Non-Voting Common Stock Equivalents
CMOs	Collateralized Mortgage Obligations	OREO	Other Real Estate Owned
CODM	Chief Operating Decision Maker	PSUs	Performance Stock Units
CRE	Commercial Real Estate	ROU	Right-of-use
CRA	Community Reinvestment Act	RSUs	Restricted Stock Units
CRI	Customer Relationship Intangible Assets	SBA	Small Business Administration
DFPI	California Department of Financial Protection and Innovation	SBIC	Small Business Investment Company
DTAs	Deferred Tax Assets	SEC	Securities and Exchange Commission
ECR	Earnings Credit Rate	SFR	Single-Family Residential
EVE	Economic Value of Equity	SOFR	Secured Overnight Financing Rate
FASB	Financial Accounting Standards Board	TRSAs	Time-Based Restricted Stock Awards
FDIC	Federal Deposit Insurance Corporation	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FHLB	Federal Home Loan Bank of San Francisco

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(In thousands, except par value amounts)
ASSETS:
Cash and due from banks	$225,343	$181,103
Interest-earning deposits in financial institutions	2,592,712	2,126,862
Total cash, cash equivalents, and restricted cash	2,818,055	2,307,965
Securities AFS, at fair value, net of allowance for credit losses (amortized cost of
$4,696,251 and $2,646,414, respectively)(ACL of $3,250 and $775, respectively)	4,484,021	2,454,058
Securities HTM, at amortized cost, net of allowance for credit losses (fair value of
$0 and $2,246,526, respectively)(ACL of $0 and $695, respectively)	—	2,308,636
FRB and FHLB stock, at cost	181,352	160,442
Total investment securities	4,665,373	4,923,136
Loans HFS	915,171	182,936
Loans and leases HFI	24,210,846	25,032,679
Allowance for loan and lease losses	(243,319)	(245,612)
Total loans and leases HFI, net	23,967,527	24,787,067
Equipment leased to others under operating leases	218,444	238,232
Premises and equipment, net	145,440	146,698
Bank owned life insurance	348,777	350,083
Goodwill	214,521	214,521
Intangible assets, net	92,709	105,287
Deferred tax asset, net	704,467	656,755
Other assets	940,469	884,762
Total assets	$35,030,953	$34,797,442
LIABILITIES:
Noninterest-bearing deposits	$7,758,119	$7,822,787
Interest-bearing deposits	20,363,063	20,020,570
Total deposits	28,121,182	27,843,357
Borrowings (including $110,363 and $113,634 at fair value, respectively)	2,460,363	2,063,819
Subordinated debt	573,555	952,740
Accrued interest payable and other liabilities	465,707	396,249
Total liabilities	31,620,807	31,256,165
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY:
Preferred stock	498,516	498,516
Common stock ($0.01 par value, 157,955,199 shares issued and 157,950,529 outstanding at
June 30, 2026; 150,039,018 shares issued and 149,963,520 outstanding at December 31, 2025)	1,580	1,500
Class B non-voting common stock ($0.01 par value, 477,321 shares issued at June 30, 2026
and 477,321 shares issued at December 31, 2025)	5	5
NVCE ($0.01 par value, — shares issued at
June 30, 2026 and 5,017,064 shares issued at December 31, 2025)	—	50
Additional paid-in capital	3,485,560	3,552,483
Retained deficit	(431,305)	(242,016)
Accumulated other comprehensive loss, net	(144,210)	(269,261)
Total stockholders' equity	3,410,146	3,541,277
Total liabilities and stockholders' equity	$35,030,953	$34,797,442
See Notes to Unaudited Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2026	2026	2025	2026	2025
	(In thousands, except per share amounts)
Interest income:
Loans and leases	$354,832	$349,943	$362,303	$704,775	$708,406
Investment securities	42,407	41,873	37,616	84,280	75,478
Deposits in financial institutions	17,357	15,626	20,590	32,983	43,280
Total interest income	414,596	407,442	420,509	822,038	827,164
Interest expense:
Deposits	124,270	120,233	144,940	244,503	285,470
Borrowings	26,568	20,177	20,021	46,745	38,442
Subordinated debt	13,257	15,415	15,332	28,672	30,672
Total interest expense	164,095	155,825	180,293	319,920	354,584
Net interest income	250,501	251,617	240,216	502,118	472,580
Provision for credit losses	161,780	9,800	39,100	171,580	48,400
Net interest income after provision for credit losses	88,721	241,817	201,116	330,538	424,180
Noninterest income:
Leased equipment income	7,820	8,530	10,231	16,350	21,015
Commissions and fees	9,034	10,980	9,641	20,014	19,599
Service charges on deposit accounts	4,763	4,978	4,456	9,741	8,999
(Loss) gain on loans and leases HFS	(12,544)	10	21	(12,534)	232
Loss on securities AFS	(256,749)	—	—	(256,749)	—
Dividends and gains (losses) on equity investments	3,326	2,002	(114)	5,328	2,209
Warrant income	896	938	1,227	1,834	932
Other income	9,358	7,890	7,171	17,248	13,297
Total noninterest (loss) income	(234,096)	35,328	32,633	(198,768)	66,283
Noninterest expense:
Compensation	85,120	91,100	88,362	176,220	174,779
Customer related expense	24,114	23,737	26,577	47,851	54,328
Occupancy	14,714	14,892	15,473	29,606	30,483
Information technology and data processing	13,769	14,339	13,073	28,108	28,172
Insurance and assessments	14,500	6,764	9,403	21,264	16,686
Intangible asset amortization	6,349	6,348	7,159	12,697	14,319
Leased equipment depreciation	5,168	5,304	6,700	10,472	13,441
Other professional services	5,599	4,236	6,406	9,835	10,919
Loan expense	5,170	4,292	4,050	9,462	6,980
Other expense	15,364	10,379	8,666	25,743	19,415
Total noninterest expense	189,867	181,391	185,869	371,258	369,522
(Loss) earnings before income taxes	(335,242)	95,754	47,880	(239,488)	120,941
Income tax (benefit) expense	(93,895)	23,802	19,495	(70,093)	38,988
Net (loss) earnings	(241,347)	71,952	28,385	(169,395)	81,953
Preferred stock dividends	9,947	9,947	9,947	19,894	19,894
Net (loss) earnings available to common
and equivalent stockholders	$(251,294)	$62,005	$18,438	$(189,289)	$62,059

(Loss) earnings per share:
Basic	$(1.61)	$0.40	$0.12	$(1.22)	$0.38
Diluted	$(1.61)	$0.39	$0.12	$(1.22)	$0.38
See Notes to Unaudited Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2026	2026	2025	2026	2025
	(In thousands)
Net (loss) earnings	$(241,347)	$71,952	$28,385	$(169,395)	$81,953
Other comprehensive income, net of tax:
Unrealized net holding (losses) gains on securities
AFS arising during the period	(138,285)	(9,215)	8,247	(147,500)	46,717
Income tax benefit (expense) related to unrealized
net holding gains (losses) arising during the period	73,387	2,553	(2,351)	75,940	(13,303)
Unrealized net holding (losses) gains on securities AFS, net of tax	(64,898)	(6,662)	5,896	(71,560)	33,414
Reclassification adjustment for net losses included in net earnings	256,749	—	—	256,749	—
Income tax benefit related to reclassification adjustment	(71,120)	—	—	(71,120)	—
Reclassification adjustment for net losses included in net earnings,
net of tax	185,629	—	—	185,629	—
Amortization of unrealized net loss on securities
transferred from AFS to HTM (1)	6,133	8,576	8,344	14,709	16,686
Income tax expense related to amortization of unrealized net loss
on securities transferred from AFS to HTM	(1,597)	(2,376)	(2,353)	(3,973)	(4,731)
Amortization of unrealized net loss on securities transferred
from AFS to HTM, net of tax	4,536	6,200	5,991	10,736	11,955
Change in fair value of credit-linked notes	(106)	(111)	(517)	(217)	(371)
Income tax benefit related to change in fair value
of credit-linked notes	29	31	180	60	138
Change in fair value of credit-linked notes, net of tax	(77)	(80)	(337)	(157)	(233)
Unrealized (loss) gain on cash flow hedges arising during the period	(2,027)	2,584	(1,952)	557	(4,925)
Income tax benefit (expense) related to unrealized gain (loss) on cash flow
hedges arising during the period	562	(716)	505	(154)	1,352
Unrealized (loss) gain on cash flow hedges, net of tax	(1,465)	1,868	(1,447)	403	(3,573)
Other comprehensive income, net of tax	123,725	1,326	10,103	125,051	41,563
Comprehensive (loss) income	$(117,622)	$73,278	$38,488	$(44,344)	$123,516
__________________________
(1)    As part of a strategic balance sheet actions completed during the three and six months ended June 30, 2026, the Company transferred all HTM securities, including those originally reclassified into the HTM portfolio, to the AFS portfolio at fair value. The previously combined net unrealized losses in AOCI attributable to these securities were recognized as part of the transfer and subsequent sale of the securities. See "Note 3. Investment Securities" for further detail on the securities portfolio.
See Notes to Unaudited Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Six Months Ended June 30, 2026
		Common Stock		Non -Voting			Accumulated
			Class B	Common	Additional		Other
	Preferred		Non-	Stock	Paid-in	Retained	Comprehensive
	Stock	Voting	Voting	Equivalents	Capital	Deficit	Loss, Net	Total
	(In thousands, except per share amount)
Balance, December 31, 2025	$498,516	$1,500	$5	$50	$3,552,483	$(242,016)	$(269,261)	$3,541,277
Net earnings	—	—	—	—	—	71,952	—	71,952
Other comprehensive income, net of tax	—	—	—	—	—	—	1,326	1,326
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	5	—	—	5,631	—	—	5,636
Conversion of NVCE to voting common stock	—	40	—	(40)	—	—	—	—
Restricted stock surrendered	—	—	—	—	(5,574)	—	—	(5,574)
Shares purchased under
Dividend Reinvestment Plan	—	—	—	—	115	—	—	115
Shares repurchased under Stock Repurchase
Program including excise tax	—	(7)	—	—	(12,073)	—	—	(12,080)
NVCE repurchased	—	—	—	(10)	(20,190)	—	—	(20,200)
Cash dividends paid:
Preferred stock, $0.4845/depositary share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.12/share	—	—	—	—	(19,179)	—	—	(19,179)
Balance, March 31, 2026	$498,516	$1,538	$5	$—	$3,501,213	$(180,011)	$(267,935)	$3,553,326
Net loss	—	—	—	—	—	(241,347)	—	(241,347)
Other comprehensive income,
net of tax	—	—	—	—	—	—	123,725	123,725
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	1	—	—	4,195	—	—	4,196
Restricted stock surrendered	—	—	—	—	(660)	—	—	(660)
Shares purchased under
Dividend Reinvestment Plan	—	—	—	—	99	—	—	99
Warrants exercised	—	41	—	—	(41)	—	—	—
Shares repurchased under Stock Repurchase
Program including excise tax	—	—	—	—	109	—	—	109
Cash dividends paid:
Preferred stock, $0.4845/depositary share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.12/share	—	—	—	—	(19,355)	—	—	(19,355)
Balance, June 30, 2026	$498,516	$1,580	$5	$—	$3,485,560	$(431,305)	$(144,210)	$3,410,146

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Six Months Ended June 30, 2026
		Common Stock		Non-Voting
	Preferred		Class B	Common Stock
	Stock	Voting	Non-Voting	Equivalents
Number of shares, December 31, 2025	513,250	150,039,018	477,321	5,017,064
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	723,872	—	—
Restricted stock surrendered	—	(291,929)	—	—
Shares purchased under Dividend Reinvestment Plan	—	6,634	—	—
Shares repurchased under Stock Repurchase Program	—	(709,935)	—	(1,000,000)
Conversion of NVCE to voting common stock	—	4,017,064	—	(4,017,064)
Number of shares, March 31, 2026	513,250	153,784,724	477,321	—
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	105,265	—	—
Restricted stock surrendered	—	(34,634)	—	—
Shares purchased under Dividend Reinvestment Plan	—	4,912	—	—
Warrants exercised	—	4,094,932	—	—
Number of shares, June 30, 2026	513,250	157,955,199	477,321	—
See Notes to Unaudited Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Six Months Ended June 30, 2025
				Non-Voting			Accumulated
		Common Stock		Common	Additional		Other
	Preferred		Class B	Stock	Paid-in	Retained	Comprehensive
	Stock	Voting	Non-Voting	Equivalents	Capital	Deficit	Loss, Net	Total
	(In thousands, except per share amount)
Balance, December 31, 2024	$498,516	$1,586	$5	$98	$3,785,725	$(431,201)	$(354,780)	$3,499,949
Net earnings	—	—	—	—	—	53,568	—	53,568
Other comprehensive income,
net of tax	—	—	—	—	—	—	31,460	31,460
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	2	—	—	5,493	—	—	5,495
Restricted stock surrendered	—	—	—	—	(2,699)	—	—	(2,699)
Shares purchased under
Dividend Reinvestment Plan	—	—	—	—	72	—	—	72
Shares repurchased under the
Stock Repurchase Program
including excise tax	—	(27)	—	—	(38,904)	—	—	(38,931)
Cash dividends paid:
Preferred stock, $0.4845/depositary share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.10/share	—	—	—	—	(17,311)	—	—	(17,311)
Balance, March 31, 2025	$498,516	$1,561	$5	$98	$3,732,376	$(387,580)	$(323,320)	$3,521,656
Net earnings	—	—	—	—	—	28,385	—	28,385
Other comprehensive income,
net of tax	—	—	—	—	—	—	10,103	10,103
Restricted stock awarded and
earned stock compensation,
net of shares forfeited	—	1	—	—	6,436	—	—	6,437
Restricted stock surrendered	—	—	—	—	(688)	—	—	(688)
Shares purchased under
Dividend Reinvestment Plan	—	—	—	—	72	—	—	72
Shares repurchased under
Stock Repurchase Program
including excise tax	—	(88)	—	—	(112,826)	—	—	(112,914)
Cash dividends paid:
Preferred stock, $0.4845/depositary share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.10/share	—	—	—	—	(16,261)	—	—	(16,261)
Balance, June 30, 2025	$498,516	$1,474	$5	$98	$3,609,109	$(369,142)	$(313,217)	$3,426,843

	Six Months Ended June 30, 2025
				Non-Voting
		Common Stock		Common
	Preferred		Class B	Stock
	Stock	Voting	Non-Voting	Equivalents
Number of shares, December 31, 2024	513,250	158,557,735	477,321	9,790,600
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	440,587	—	—
Restricted stock surrendered	—	(183,480)	—	—
Shares purchased under Dividend Reinvestment Plan	—	5,146	—	—
Shares repurchased under Stock Repurchase Program	—	(2,684,823)	—	—
Number of shares, March 31, 2025	513,250	156,135,165	477,321	9,790,600
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	98,629	—	—
Restricted stock surrendered	—	(50,075)	—	—
Shares purchased under Dividend Reinvestment Plan	—	5,311	—	—
Shares repurchased under Stock Repurchase Program	—	(8,809,814)	—	—
Number of shares, June 30, 2025	513,250	147,379,216	477,321	9,790,600
See Notes to Unaudited Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(169,395)	$81,953
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	24,379	25,369
Amortization of net premiums on investment securities	9,073	10,034
Accretion of net purchased loan discounts and deferred loan fees	(31,587)	(42,852)
Amortization of intangible assets	12,883	14,319
Amortization of operating lease ROU assets	11,681	11,750
Provision for credit losses	171,580	48,400
Loss (gain) on sale of foreclosed assets	184	(115)
Provision for losses on foreclosed assets	50	633
Gain on sale of loans and leases	(13)	(241)
Loss on sale of premises and equipment	1	—
Loss on securities AFS	256,749	—
Unrealized (gain) loss on derivatives, foreign currencies, and credit-linked notes, net	(1,015)	271
LOCOM HFS adjustment	12,547	9
Earned stock compensation	9,832	11,932
(Increase) decrease in other assets	(160,754)	28,605
Increase (decrease) in accrued interest payable and other liabilities	64,217	(112,231)
Net cash provided by operating activities	210,412	77,836

Cash flows from investing activities:
Net increase in loans and leases	(216,430)	(949,050)
Proceeds from sales of loans and leases	146,538	32,421
Proceeds from maturities and paydowns of securities AFS	264,169	209,739
Proceeds from sales of securities AFS	2,209,843	—
Purchases of securities AFS	(2,291,503)	(166,865)
Proceeds from maturities and paydowns of securities HTM	748	614
Purchases of FHLB and FRB stock	(26,565)	(16,256)
Redemptions of FHLB and FRB stock	5,655	1,786
Proceeds from sales of foreclosed assets	2,666	7,068
Purchases of premises and equipment	(6,000)	(2,794)
Proceeds from BOLI death benefit	7,957	—
Net decrease in equipment leased to others under operating leases	9,316	5,055
Net cash provided by (used in) investing activities	106,394	(878,282)

Cash flows from financing activities:
Net decrease in noninterest-bearing deposits	(64,668)	(278,797)
Net increase in interest-bearing deposits	342,493	615,321
Repayments of borrowings	(393,282)	(176,184)
Proceeds from borrowings	789,815	700,000
Redemption of subordinated debt	(385,000)	—
Common shares repurchased under Stock Repurchase Program	(32,171)	(151,845)
Common shares purchased under Dividend Reinvestment Plan	—	144
Restricted stock surrendered	(6,234)	(3,387)
Preferred stock dividends paid	(19,894)	(19,894)
Common stock dividends paid	(37,775)	(33,572)
Net cash provided by financing activities	193,284	651,786

Net decrease in cash, cash equivalents, and restricted cash	510,090	(148,660)
Cash, cash equivalents, and restricted cash, beginning of period	2,307,965	2,502,212
Cash, cash equivalents, and restricted cash, end of period	$2,818,055	$2,353,552
See Notes to Unaudited Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$324,837	$373,260
Cash paid (received) for income taxes	24,599	(8,164)
Loans transferred to foreclosed assets	2,104	5,673
Transfers from loans HFI to loans HFS	813,181	441,248
Transfers from securities HTM to securities AFS	2,317,572	—
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
We generate our revenue primarily from interest received on loans and leases and, to a lesser extent, from interest received on investment securities, and fees received in connection with deposit services, extending credit and other services offered, including treasury management and investment management services. Our major operating expenses are interest paid by the Bank on deposits and borrowings, compensation expense, customer related expense, occupancy expense, insurance and assessments expense, information technology and data processing expense, and general operating expenses.
Significant Accounting Policies
Our accounting policies are described in "Note 1. Nature of Operations and Summary of Significant Accounting Policies", of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC ("Form 10-K").
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses," requiring additional disclosure of income statement expenses, including categories like employee compensation, depreciation, and intangible asset amortization, as well as selling expenses. Companies must also qualitatively describe any remaining amounts not separately disclosed. In January 2025, the FASB also issued ASU 2025-01, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures-Clarifying the Effective Date," which clarified that all public business entities must adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The disclosures apply prospectively, but retrospective application is allowed. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.
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
In December 2025, the FASB issued ASU 2025‑11, “Interim Reporting (Topic 270): Narrow‑Scope Improvements,” which clarifies and consolidates interim reporting guidance under ASC 270 for entities issuing interim financial statements. In addition, the update establishes a disclosure principle requiring entities to disclose material events or changes since the end of the most recent annual reporting period. The amendment does not introduce new recognition, measurement, or disclosure requirements and is not intended to change the fundamental nature of interim reporting, but rather to enhance clarity and consistency in interim financial reporting. The guidance is effective for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Entities may apply the guidance using either prospective or retrospective application. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.
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
The accompanying unaudited Consolidated Financial Statements as of June 30, 2026 and six months ended June 30, 2026 and 2025 have been prepared in accordance with U.S. GAAP for interim information and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K.
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
NOTE 2. RESTRICTED CASH
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. There were no average reserves required to be held at the FRBSF for the six months ended June 30, 2026 and 2025. The following restricted cash balances are included in "Interest-earning deposits in financial institutions" on the consolidated balance sheets. As of June 30, 2026 and December 31, 2025, we pledged cash collateral for our derivative contracts of $16.3 million and $15.1 million, respectively. In connection with the issuance of the credit-linked notes on September 29, 2022, the Company maintains a correspondent bank account at a third-party financial institution that serves as the collateral account. The repayment of principal on the credit-linked notes is secured by this collateral account, which had a balance of $113.4 million at June 30, 2026 and $115.3 million at December 31, 2025. We pledged cash to secure standby letters of credit that we have issued on behalf of our customers. As of June 30, 2026 and December 31, 2025, the balance of such restricted cash totaled $39.8 million and $39.8 million, respectively.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 3.  INVESTMENT SECURITIES
During the second quarter, the Company transferred its entire HTM securities portfolio, with an aggregate amortized cost basis of $2.3 billion, to AFS securities as part of the strategic balance sheet actions. Most of the transferred securities were subsequently sold during the quarter, resulting in a pre-tax loss of $251.3 million. As of June 30, 2026, the Company had reinvested $1.7 billion of the sale proceeds into higher-yielding, lower-duration AFS securities.
Securities Available-for-Sale
The following tables present amortized cost, gross unrealized gains and losses, and fair values of AFS securities as of the dates indicated:

	June 30, 2026
		Allowance		Gross	Gross
	Amortized	for Credit	Net Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$928,717	$—	$928,717	$—	$(140,077)	$788,640
U.S. Treasury securities	223,509	—	223,509	65	(99)	223,475
Agency commercial MBS	151,059	—	151,059	—	(1,487)	149,572
Agency residential CMOs	2,625,289	—	2,625,289	1,891	(27,968)	2,599,212
Corporate debt securities	254,753	(3,250)	251,503	802	(14,441)	237,864
Private label residential CMOs	289,337	—	289,337	46	(27,355)	262,028
Collateralized loan obligations	200,307	—	200,307	213	(20)	200,500
Private label commercial MBS	7,946	—	7,946	—	(435)	7,511
Asset-backed securities	12,114	—	12,114	67	—	12,181
SBA securities	3,220	—	3,220	—	(182)	3,038
Total (1)	$4,696,251	$(3,250)	$4,693,001	$3,084	$(212,064)	$4,484,021
_________________________
(1)    Excludes accrued interest receivable of $19.4 million at June 30, 2026 which is recorded in "Other assets" on the consolidated balance sheets.

	December 31, 2025
		Allowance		Gross	Gross
	Amortized	for Credit	Net Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$972,161	$—	$972,161	$—	$(138,076)	$834,085
Agency commercial MBS	52,022	—	52,022	44	(1,100)	50,966
Agency residential CMOs	883,067	—	883,067	3,857	(15,300)	871,624
Corporate debt securities	257,236	(775)	256,461	576	(15,441)	241,596
Private label residential CMOs	254,787	—	254,787	522	(26,334)	228,975
Collateralized loan obligations	200,519	—	200,519	303	—	200,822
Private label commercial MBS	9,746	—	9,746	—	(467)	9,279
Asset-backed securities	13,242	—	13,242	7	—	13,249
SBA securities	3,634	—	3,634	—	(172)	3,462
Total (1)	$2,646,414	$(775)	$2,645,639	$5,309	$(196,890)	$2,454,058
_________________________
(1)    Excludes accrued interest receivable of $11.4 million at December 31, 2025 which is recorded in "Other assets" on the consolidated balance sheets.
See "Note 11. Fair Value Measurements and Fair Value of Financial Instruments" for information on fair value measurements and methodology.
As of June 30, 2026, AFS securities with a fair value of $694.9 million were pledged as collateral for deposits, letters of credit, and secured borrowing facilities.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Realized Gains and Losses on Securities Available-for-Sale
The following table presents the amortized cost of AFS securities sold with related gross realized gains, gross realized losses, and net realized (losses) gains for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Amortized cost of securities sold	$2,294,702	$—	$2,294,702	$—

Gross realized gains	$1,893	$—	$1,893	$—
Gross realized losses	(253,193)	—	(253,193)	—
Net loss on sale of securities	(251,300)	—	(251,300)	—
Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of AFS securities that were in unrealized loss positions as of the dates indicated:

	June 30, 2026
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$—	$—	$788,640	$(140,077)	$788,640	$(140,077)
U.S. Treasury securities	124,513	(99)	—	—	124,513	(99)
Agency commercial MBS	117,322	(794)	32,250	(693)	149,572	(1,487)
Agency residential CMOs	1,757,288	(12,802)	86,876	(15,166)	1,844,164	(27,968)
Corporate debt securities	35,659	(5,841)	173,652	(8,600)	209,311	(14,441)
Private label residential CMOs	99,584	(598)	121,078	(26,757)	220,662	(27,355)
Collateralized loan obligations	17,880	(20)	—	—	17,880	(20)
Private label commercial MBS	—	—	7,511	(435)	7,511	(435)
SBA securities	—	—	3,038	(182)	3,038	(182)
Total	$2,152,246	$(20,154)	$1,213,045	$(191,910)	$3,365,291	$(212,064)

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$—	$—	$834,085	$(138,076)	$834,085	$(138,076)
Agency commercial MBS	4,994	(6)	32,006	(1,094)	37,000	(1,100)
Agency residential CMOs	70,270	(117)	101,501	(15,183)	171,771	(15,300)
Corporate debt securities	—	—	188,545	(15,441)	188,545	(15,441)
Private label residential CMOs	19,672	(8)	127,020	(26,326)	146,692	(26,334)
Private label commercial MBS	—	—	9,279	(467)	9,279	(467)
SBA securities	—	—	3,462	(172)	3,462	(172)
Total	$94,936	$(131)	$1,295,898	$(196,759)	$1,390,834	$(196,890)
At June 30, 2026, the Company evaluated all securities in an unrealized loss position to determine whether any portion of the unrealized losses were attributable to credit related factors. As a result of this assessment, an ACL of $3.3 million was recorded on one corporate debt security classified as AFS.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

As of June 30, 2026, two securities that were transferred to AFS as part of the securities repositioning remained unsold. Given the Company's intent to sell these securities, unrealized losses of $5.4 million were recorded in loss on securities AFS.
For all other securities in unrealized loss positions, the loss was attributable to changes in market interest rates and other market conditions, rather than credit deterioration of the underlying issuers. In making this determination, we considered several factors, including credit ratings and financial condition of the issuers, the seniority of the tranches, and any U.S. government agency guarantees. For these remaining securities in an unrealized loss position, the Company does not intend to sell them, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis. Except for the credit losses and two positions recognized at fair value, the remaining unrealized losses continue to be recorded in accumulated other comprehensive loss within stockholders' equity.
Contractual Maturities of Securities Available-for-Sale
The following tables present the contractual maturities of our AFS securities portfolio based on amortized cost and fair value as of the dates indicated:

	June 30, 2026
	Due Within	Due after One Year	Due After Five Years	Due After
Security Type	One Year	Through Five Years	Through Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Agency residential MBS	$—	$—	$—	$928,717	$928,717
U.S. Treasury securities	—	223,509	—	—	223,509
Agency commercial MBS	—	40,179	—	110,880	151,059
Agency residential CMOs	—	—	13,028	2,612,261	2,625,289
Corporate debt securities	—	130,139	124,614	—	254,753
Private label residential CMOs	—	—	—	289,337	289,337
Collateralized loan obligations	—	—	93,763	106,544	200,307
Private label commercial MBS	—	—	4,870	3,076	7,946
Asset-backed securities	—	—	—	12,114	12,114
SBA securities	—	—	3,220	—	3,220
Total amortized cost	$—	$393,827	$239,495	$4,062,929	$4,696,251
Fair Value:
Agency residential MBS	$—	$—	$—	$788,640	$788,640
U.S. Treasury securities	—	223,475	—	—	223,475
Agency commercial MBS	—	40,031	—	109,541	149,572
Agency residential CMOs	—	—	13,207	2,586,005	2,599,212
Corporate debt securities	—	123,070	114,794	—	237,864
Private label residential CMOs	—	—	—	262,028	262,028
Collateralized loan obligations	—	—	93,775	106,725	200,500
Private label commercial MBS	—	—	4,573	2,938	7,511
Asset-backed securities	—	—	—	12,181	12,181
SBA securities	—	—	3,038	—	3,038
Total fair value	$—	$386,576	$229,387	$3,868,058	$4,484,021
CMBS, CMOs, and MBS have contractual maturity dates, but require periodic payments based upon scheduled amortization terms. Actual principal collections on these securities usually occur more rapidly than the scheduled amortization terms because of prepayments made by obligors of the underlying loan collateral.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Securities Held-to-Maturity
As a result of the securities repositioning, the Company did not hold any securities classified as HTM as of June 30, 2026. The amortized cost, ACL, gross unrealized gains and losses, and fair values of HTM securities as of December 31, 2025 are as follows:

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
Allowance for Credit Losses on Securities Held-to-Maturity
Credit losses on HTM securities are recorded at the time of purchase, acquisition, or when the Company designates securities as HTM. The ACL on HTM securities represents CECL that may be incurred over the life of the investment. Accrued interest receivable on HTM securities, which is included in "Other assets" on the consolidated balance sheets, is excluded from the estimate of expected credit losses. HTM U.S. Treasury securities and agency-backed MBS securities are considered to have no risk of loss as they are either explicitly or implicitly guaranteed by the U.S. government. The change in fair value in the HTM private label CMBS portfolio is solely driven by changes in interest rates. The Company has no knowledge of any underlying credit issues and the cash flows underlying the debt securities have not changed and are not expected to be impacted by changes in interest rates and, thus, there is no related ACL for this portfolio. The underlying bonds in the Company’s HTM municipal securities and HTM corporate debt securities portfolios are evaluated for credit losses in conjunction with management’s estimate of the ACL based primarily on credit ratings. As of December 31, 2025, the company recorded an ACL on HTM securities of $0.7 million.
Securities Held-to-Maturity by Credit Quality Indicator
The Company uses Standard & Poor's, Moody's, Fitch, Kroll, and Egan Jones ratings as the credit quality indicators for its HTM securities. The following tables present our HTM securities portfolio by the lowest available credit rating as of December 31, 2025:

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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Taxable interest	$35,858	$30,766	$69,826	$62,213
Non-taxable interest	3,527	4,547	7,890	9,064
Dividend income	3,022	2,303	6,564	4,201
Total interest income on investment securities	$42,407	$37,616	$84,280	$75,478
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
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases HFI as of the dates indicated:

	June 30, 2026	December 31, 2025
	(In thousands)
Real estate mortgage	$13,334,993	$13,846,097
Real estate construction and land (1)	1,483,757	1,959,591
Commercial	9,128,241	8,994,466
Consumer	344,413	355,333
Total gross loans and leases HFI	24,291,404	25,155,487
Unearned discounts, net (2)	(46,786)	(86,061)
Deferred fees, net	(33,772)	(36,747)
Total loans and leases HFI	24,210,846	25,032,679
Allowance for loan and lease losses	(243,319)	(245,612)
Total loans and leases HFI, net (3)	$23,967,527	$24,787,067
____________________
(1)    Includes land and acquisition and development loans of $186.0 million and $214.5 million at June 30, 2026 and December 31, 2025.
(2)    Represents net acquisition discounts of $127.4 million and net purchase premiums of $80.6 million at June 30, 2026, and net acquisition discounts of $158.5 million and net purchase premiums of $72.4 million at December 31, 2025.
(3)    Excludes accrued interest receivable of $101.1 million and $104.3 million at June 30, 2026 and December 31, 2025, respectively, which is recorded in "Other assets" on the consolidated balance sheets.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following tables present an aging analysis of our loans and leases HFI by loan portfolio segment and class as of the dates indicated:

	June 30, 2026
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$10,249	$17,821	$28,070	$4,009,159	$4,037,229
Multi-family	—	11,639	11,639	5,433,836	5,445,475
Other residential	69,243	38,163	107,406	3,686,470	3,793,876
Total real estate mortgage	79,492	67,623	147,115	13,129,465	13,276,580
Real estate construction and land:
Commercial	—	—	—	360,392	360,392
Residential	—	2,385	2,385	1,112,074	1,114,459
Total real estate construction and land	—	2,385	2,385	1,472,466	1,474,851
Commercial:
Asset-based	5,891	—	5,891	3,312,931	3,318,822
Venture capital	—	—	—	2,440,075	2,440,075
Other commercial	4,263	11,655	15,918	3,337,616	3,353,534
Total commercial	10,154	11,655	21,809	9,090,622	9,112,431
Consumer	1,550	794	2,344	344,640	346,984
Total	$91,196	$82,457	$173,653	$24,037,193	$24,210,846

	December 31, 2025
	30 - 89	90 or More
	Days	Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$10,498	$46,506	$57,004	$4,257,633	$4,314,637
Multi-family	32,887	2,536	35,423	6,053,994	6,089,417
Other residential	34,319	42,780	77,099	3,269,634	3,346,733
Total real estate mortgage	77,704	91,822	169,526	13,581,261	13,750,787
Real estate construction and land:
Commercial	—	—	—	379,387	379,387
Residential	26,540	—	26,540	1,541,700	1,568,240
Total real estate construction and land	26,540	—	26,540	1,921,087	1,947,627
Commercial:
Asset-based	1,142	—	1,142	2,949,868	2,951,010
Venture capital	—	—	—	2,222,097	2,222,097
Other commercial	984	104	1,088	3,803,011	3,804,099
Total commercial	2,126	104	2,230	8,974,976	8,977,206
Consumer	1,933	729	2,662	354,397	357,059
Total	$108,303	$92,655	$200,958	$24,831,721	$25,032,679

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
The following table presents our nonaccrual and performing loans and leases HFI by loan portfolio segment and class as of the dates indicated:

	June 30, 2026			December 31, 2025
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$107,116	$3,930,113	$4,037,229	$93,334	$4,221,303	$4,314,637
Multi-family	11,639	5,433,836	5,445,475	3,358	6,086,059	6,089,417
Other residential	53,951	3,739,925	3,793,876	57,984	3,288,749	3,346,733
Total real estate mortgage	172,706	13,103,874	13,276,580	154,676	13,596,111	13,750,787
Real estate construction and land:
Commercial	—	360,392	360,392	—	379,387	379,387
Residential	2,385	1,112,074	1,114,459	—	1,568,240	1,568,240
Total real estate construction and land	2,385	1,472,466	1,474,851	—	1,947,627	1,947,627
Commercial:
Asset-based	—	3,318,822	3,318,822	—	2,951,010	2,951,010
Venture capital	14,398	2,425,677	2,440,075	625	2,221,472	2,222,097
Other commercial	13,038	3,340,496	3,353,534	2,510	3,801,589	3,804,099
Total commercial	27,436	9,084,995	9,112,431	3,135	8,974,071	8,977,206
Consumer	1,185	345,799	346,984	1,357	355,702	357,059
Total	$203,712	$24,007,134	$24,210,846	$159,168	$24,873,511	$25,032,679
At June 30, 2026, nonaccrual loans and leases included $82.5 million of loans and leases 90 or more days past due, $18.4 million of loans 30 to 89 days past due, and $102.8 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2025, nonaccrual loans and leases included $92.7 million of loans and leases 90 or more days past due, $15.3 million of loans 30 to 89 days past due, and $51.2 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability. As of June 30, 2026, three of our largest loan relationships on nonaccrual status had an aggregate carrying value of $69.8 million and represented 34% of total nonaccrual loans and leases.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following tables present the credit risk rating categories for loans and leases HFI by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	June 30, 2026
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$227,445	$158,679	$3,651,105	$4,037,229
Multi-family	157,819	59,149	5,228,507	5,445,475
Other residential	53,951	—	3,739,925	3,793,876
Total real estate mortgage	439,215	217,828	12,619,537	13,276,580
Real estate construction and land:
Commercial	—	—	360,392	360,392
Residential	2,385	4,036	1,108,038	1,114,459
Total real estate construction and land	2,385	4,036	1,468,430	1,474,851
Commercial:
Asset-based	15,255	4,135	3,299,432	3,318,822
Venture capital	99,773	36,182	2,304,120	2,440,075
Other commercial	24,739	35,434	3,293,361	3,353,534
Total commercial	139,767	75,751	8,896,913	9,112,431
Consumer	1,423	2,927	342,634	346,984
Total	$582,790	$300,542	$23,327,514	$24,210,846

	December 31, 2025
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$297,606	$126,998	$3,890,033	$4,314,637
Multi-family	166,385	216,286	5,706,746	6,089,417
Other residential	58,202	—	3,288,531	3,346,733
Total real estate mortgage	522,193	343,284	12,885,310	13,750,787
Real estate construction and land:
Commercial	52,828	—	326,559	379,387
Residential	2,982	10,714	1,554,544	1,568,240
Total real estate construction and land	55,810	10,714	1,881,103	1,947,627
Commercial:
Asset-based	36,732	7,180	2,907,098	2,951,010
Venture capital	171,847	64,577	1,985,673	2,222,097
Other commercial	12,143	27,689	3,764,267	3,804,099
Total commercial	220,722	99,446	8,657,038	8,977,206
Consumer	1,605	5,239	350,215	357,059
Total	$800,330	$458,683	$23,773,666	$25,032,679

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the periods indicated:

	At	Three Months Ended	Six Months Ended	At	Three Months Ended	Six Months Ended
	June 30, 2026			June 30, 2025
	Nonaccrual	Interest	Interest	Nonaccrual	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$43,963	$—	$—	$173	$—	$—
Other residential	122	—	—	64	—	—
Commercial:
Asset-based	—	—	—	950	—	—
Other commercial	1,711	—	—	2,832	—	—
Consumer	1,185	—	—	716	—	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	$63,153	$3	$6	$97,939	$4	$7
Multi-family	11,639	—	—	22,594	—	—
Other residential	53,829	—	—	39,332	—	—
Real estate construction and land:
Residential	2,385	—	—	—	—	—
Commercial:
Asset-based	—	—	—	781	—	—
Venture capital	14,398	6	6	—	—	—
Other commercial	11,327	6	12	2,135	1	1
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	$172,706	$3	$6	$160,102	$4	$7
Real estate construction and land	2,385	—	—	—	—	—
Commercial	27,436	12	18	6,698	1	1
Consumer	1,185	—	—	716	—	—
Total	$203,712	$15	$24	$167,516	$5	$8

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following tables present our loans HFI by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the dates indicated:

								Revolving
								Converted
Amortized Cost Basis	Term Loans by Origination Year						Revolving	to Term
June 30, 2026	2026	2025	2024	2023	2022	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$944	$19,512	$3,204	$2,760	$17,454	$83,254	$—	$—	$127,128
3-4.5 Pass	206,027	429,103	137,936	110,876	762,948	1,839,828	32,013	5,246	3,523,977
5 Special mention	—	—	5,167	360	20,412	109,678	—	23,062	158,679
6-8 Classified	—	3,885	14,037	3,443	77,201	128,879	—	—	227,445
Total	$206,971	$452,500	$160,344	$117,439	$878,015	$2,161,639	$32,013	$28,308	$4,037,229
Current YTD period:
Gross charge-offs	$—	$—	$464	$—	$11,045	$2,542	$—	$—	$14,051

Real Estate Mortgage:
Multi-family
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$50,408	$308,989	$—	$—	$359,397
3-4.5 Pass	180,190	420,673	108,543	54,335	1,815,432	2,286,357	3,580	—	4,869,110
5 Special mention	—	—	—	3,781	10,192	45,176	—	—	59,149
6-8 Classified	—	10,396	20,000	1,619	83,650	42,154	—	—	157,819
Total	$180,190	$431,069	$128,543	$59,735	$1,959,682	$2,682,676	$3,580	$—	$5,445,475
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$51,969	$16,280	$—	$—	$68,249

Real Estate Mortgage:
Other residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4.5 Pass	308,155	943,998	49,138	24,069	262,087	2,039,903	112,575	—	3,739,925
5 Special mention	—	—	—	—	—	—	—	—	—
6-8 Classified	—	6,849	3,296	408	13,703	28,722	973	—	53,951
Total	$308,155	$950,847	$52,434	$24,477	$275,790	$2,068,625	$113,548	$—	$3,793,876
Current YTD period:
Gross charge-offs	$—	$44	$—	$5	$845	$13	$—	$—	$907

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
June 30, 2026	2026	2025	2024	2023	2022	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4.5 Pass	21,495	196,874	34,622	59,706	1,632	46,063	—	—	360,392
5 Special mention	—	—	—	—	—	—	—	—	—
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$21,495	$196,874	$34,622	$59,706	$1,632	$46,063	$—	$—	$360,392
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$8,077	$—	$—	$—	$8,077

Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4.5 Pass	29,553	183,395	233,276	152,134	364,187	39,736	105,757	—	1,108,038
5 Special mention	—	—	—	—	—	4,036	—	—	4,036
6-8 Classified	—	—	—	—	—	2,385	—	—	2,385
Total	$29,553	$183,395	$233,276	$152,134	$364,187	$46,157	$105,757	$—	$1,114,459
Current YTD period:
Gross charge-offs	$—	$8,191	$953	$—	$44,298	$14,089	$—	$—	$67,531

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$19,636	$40,160	$24,152	$19,031	$117,220	$283,838	$102,110	$—	$606,147
3-4.5 Pass	183,608	237,810	22,657	72,147	127,400	129,306	1,920,357	—	2,693,285
5 Special mention	—	—	—	—	—	621	3,514	—	4,135
6-8 Classified	—	5,373	—	196	5,595	—	4,091	—	15,255
Total	$203,244	$283,343	$46,809	$91,374	$250,215	$413,765	$2,030,072	$—	$3,318,822
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Venture
Capital
Internal risk rating:
1-2 High pass	$(105)	$(180)	$(76)	$(65)	$—	$—	$218,362	$22,990	$240,926
3-4.5 Pass	85,465	142,079	88,803	39,154	46,441	45,043	1,521,177	95,032	2,063,194
5 Special mention	—	3,977	8,641	14,413	—	5,991	2,925	235	36,182
6-8 Classified	—	7	14,578	30,300	14,621	10,890	14,979	14,398	99,773
Total	$85,360	$145,883	$111,946	$83,802	$61,062	$61,924	$1,757,443	$132,655	$2,440,075
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$14,400	$14,400
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
June 30, 2026	2026	2025	2024	2023	2022	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Other
Commercial
Internal risk rating:
1-2 High pass	$1,267	$2,840	$831	$62	$19,263	$(30)	$52,222	$47	$76,502
3-4.5 Pass	63,780	267,363	41,817	53,032	41,606	271,916	2,450,871	26,474	3,216,859
5 Special mention	—	—	—	7,106	—	4,451	23,869	8	35,434
6-8 Classified	—	—	—	—	6,422	3,711	13,401	1,205	24,739
Total	$65,047	$270,203	$42,648	$60,200	$67,291	$280,048	$2,540,363	$27,734	$3,353,534
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$215	$1,332	$483	$411	$2,441

Consumer
Internal risk rating:
1-2 High pass	$3	$55	$—	$—	$10	$3	$360	$—	$431
3-4.5 Pass	27,081	24,304	19,241	10,970	46,842	208,098	5,595	72	342,203
5 Special mention	—	—	—	—	824	2,103	—	—	2,927
6-8 Classified	—	—	—	—	326	858	—	239	1,423
Total	$27,084	$24,359	$19,241	$10,970	$48,002	$211,062	$5,955	$311	$346,984
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$139	$1,919	$—	$—	$2,058

Total Loans and Leases
Internal risk rating:
1-2 High pass	$21,745	$62,387	$28,111	$21,788	$204,355	$676,054	$373,054	$23,037	$1,410,531
3-4.5 Pass	1,105,354	2,845,599	736,033	576,423	3,468,575	6,906,250	6,151,925	126,824	21,916,983
5 Special mention	—	3,977	13,808	25,660	31,428	172,056	30,308	23,305	300,542
6-8 Classified	—	26,510	51,911	35,966	201,518	217,599	33,444	15,842	582,790
Total	$1,127,099	$2,938,473	$829,863	$659,837	$3,905,876	$7,971,959	$6,588,731	$189,008	$24,210,846
Current YTD period:
Gross charge-offs	$—	$8,235	$1,417	$5	$116,588	$36,175	$483	$14,811	$177,714
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Loan Modifications
The following table presents our loan modifications to our HFI loans and leases granted to borrowers experiencing financial difficulty by type of modification for the year indicated with balances as of the dates indicated:

	Amortized Cost Basis at June 30, 2026
				Payment Delay,	Term Extension,		% of
	Term	Payment	Interest	and Interest	Interest Rate Reduction,		Total
	Extension	Delay	Rate Reduction	Rate Reduction	and Forgiveness	Total	Loans
Three Months Ended	(Dollars in thousands)
Real estate mortgage:
Commercial	$2,302	$2,418	$—	$1,007	$—	$5,727	0.1%
Multi-family	103,650	—	—	—	—	103,650	1.9%
Commercial:
Venture capital	14,597	—	—	—	14,398	28,995	1.2%
Other commercial	2,320	—	40		—	2,360	0.1%
Total	$122,869	$2,418	$40	$1,007	$14,398	$140,732

	Amortized Cost Basis at June 30, 2026
			Interest	Term Extension	Payment Delay,	Term Extension,		% of
	Term	Payment	Rate	and Interest	and Interest	Interest Rate Reduction		Total
	Extension	Delay	Reduction	Rate Reduction	Rate Reduction	and Forgiveness	Total	Loans
Six Months Ended	(Dollars in thousands)
Real estate mortgage:
Commercial	$33,207	$3,364	$—	$—	$1,007	$44,160	$81,738	2.0%
Multi-family	105,270	—	—	—	—	—	105,270	1.9%
Commercial:
Venture capital	14,597	—	—	—	—	14,398	28,995	1.2%
Other commercial	2,428	—	40	57	—	—	2,525	0.1%
Total	$155,502	$3,364	$40	$57	$1,007	$58,558	$218,528

	Amortized Cost Basis at June 30, 2025
			Interest	Term Extension		% of
	Term	Payment	Rate	and Interest		Total
	Extension	Delay	Reduction	Rate Reduction	Total	Loans
Three Months Ended	(Dollars in thousands)
Real estate mortgage:
Commercial	$9,661	$2,078	$2,621	$—	$14,360	0.3%
Multi-family	42,853	—	—	—	42,853	0.7%
Real estate construction and land:
Commercial	69,324	—	—	—	69,324	18.2%
Commercial:
Asset-based	25,334	—	—	—	25,334	1.0%
Other commercial	3,905	—	—	216	4,121	0.1%
Consumer	7	—	—	—	7	—%
Total	$151,084	$2,078	$2,621	$216	$155,999

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

	Amortized Cost Basis at June 30, 2025
					Term Extension,
			Interest	Term Extension	Interest Rate		% of
	Term	Payment	Rate	and Interest	Reduction, and		Total
	Extension	Delay	Reduction	Rate Reduction	Payment Delay	Total	Loans
Six Months Ended	(Dollars in thousands)
Real estate mortgage:
Commercial	$47,572	$3,657	$2,621	$—	$—	$53,850	1.2%
Multi-family	67,157	—	—	—	—	67,157	1.1%
Other residential	971	2,500	—	—	—	3,471	0.1%
Real estate construction and land:
Commercial	69,324	—	—	—	—	69,324	18.2%
Residential	3,124	—	—	—	—	3,124	0.2%
Commercial:
Asset-based	25,334	—	—	—	—	25,334	1.0%
Venture capital	7,395	—	—	—	—	7,395	0.4%
Other commercial	4,237	—	—	547	146	4,930	0.1%
Consumer	7	—	—	—	—	7	—%
Total	$225,121	$6,157	$2,621	$547	$146	$234,592
The following tables present the financial effect of our loan modifications made to borrowers experiencing financial difficulty by type of modification for the periods indicated:

	Weighted Average for the Three Months Ended June 30, 2026
			Interest	Payment Delay
	Term Extension	Payment Delay	Rate Reduction	and Interest Reduction
	(in months)	(in months)	(in % points)	(in months)	(in % points)
Real estate mortgage:
Commercial	5	6	—	3	1.74%
Multi-family	40	—	—	—	—
Commercial:
Venture capital	21	—	—	—	—
Other commercial	8	—	4.00%	—	—

	Weighted Average for the Six Months Ended June 30, 2026
			Interest	Payment Delay		Term Extension and
	Term Extension	Payment Delay	Rate Reduction	and Interest Reduction		Interest Rate Reduction
	(in months)	(in months)	(in % points)	(in months)	(in % points)	(in months)	(in % points)
Real estate mortgage:
Commercial	10	6	—	3	1.74%	—	—
Multi-family	40	—	—	—	—	—	—
Commercial:
Venture capital	21	—	—	—	—	—	—
Other commercial	10	—	4.00%	—	—	15	3.50%

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

	Weighted Average for the Three Months Ended June 30, 2025
			Interest	Term Extension and
	Term Extension	Payment Delay	Rate Reduction	Interest Rate Reduction
	(in months)	(in months)	(in % points)	(in months)	(in % points)
Real estate mortgage:
Commercial	10	3	3.29%	—	—
Multi-family	6	—	—	—	—
Real estate construction and land:
Commercial	4	—	—	—	—
Commercial:
Asset-based	47	—	—	—	—
Other commercial	15	—	—	54	1.85%
Consumer	24	—	—	—	—

	Weighted Average for the Six Months Ended June 30, 2025
			Interest	Term Extension and
	Term Extension	Payment Delay	Rate Reduction	Interest Rate Reduction
	(in months)	(in months)	(in % points)	(in months)	(in % points)
Real estate mortgage:
Commercial	13	4	3.29%	—	—
Multi-family	6	—	—	—	—
Other residential	9	3	—	—	—
Real estate construction and land:
Commercial	4	—	—	—	—
Residential	12	—	—	—	—
Commercial:
Asset-based	47	—	—	—	—
Venture capital	12	—	—	—	—
Other commercial	17	—	—	55	1.91%
Consumer	24	—	—	—	—
The following outlines the weighted average financial effects of our combination loan modifications for borrowers experiencing financial difficulties.
Combination - term extension, interest rate reduction, and principal forgiveness. Regarding the combination of term extensions, interest rate reductions, and principal forgiveness, the weighted average financial effect for the three months ended June 30, 2026 for venture capital loans included a 68 month maturity extension, a reduced rate of 1.00%, and principal forgiveness of $5.0 million.
Combination - term extension, interest rate reduction, and principal forgiveness. Regarding the combination of term extensions, interest rate reductions, and principal forgiveness, the weighted average financial effect for the six months ended June 30, 2026 for CRE loans included a 64 month maturity extension, a reduced rate of 1.65%, and principal forgiveness of $8.1 million and venture capital loans included a 68 month maturity extension, a reduced rate of 1.00%, and principal forgiveness of $5.0 million.
Combination - term extension, payment delay, and interest rate reduction. For the six months ended June 30, 2025, other commercial loans included a 61 month maturity extension, a reduced rate of 5.75%, and payment deferrals of 3 months.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following tables present the payment status of loans that were modified during the preceding 12-month period, with related amortized cost balances, as of the dates indicated:

	Payment Status (Amortized Cost Basis) at June 30, 2026
		30-89 Days	90 or More Days
	Current	Past Due	Past Due	Total
	(In thousands)
Real estate mortgage:
Commercial	$131,127	$—	$—	$131,127
Multi-family	105,270	—	—	105,270
Other residential	—	1,475	—	1,475
Commercial:
Asset-based	29,075	—	—	29,075
Venture capital	46,074	—	—	46,074
Other commercial	2,670	—	—	2,670
Consumer	238	—	—	238
Total	$314,454	$1,475	$—	$315,929

	Payment Status (Amortized Cost Basis) at June 30, 2025
		30-89 Days	90 or More Days
	Current	Past Due	Past Due	Total
	(In thousands)
Real estate mortgage:
Commercial	$117,025	$—	$—	$117,025
Multi-family	67,157	—	—	67,157
Other residential	1,634	—	2,500	4,134
Real estate construction and land:
Commercial	69,324	—	—	69,324
Residential	3,124	—	—	3,124
Commercial:
Asset-based	25,334	—	—	25,334
Venture capital	13,121	—	—	13,121
Other commercial	5,376	—	—	5,376
Consumer	7	—	—	7
Total	$302,102	$—	$2,500	$304,602
No loans modified within the previous 12 months subsequently defaulted during the three or six month periods ended June 30, 2026. During the three and six month periods ended June 30, 2025, the Company had one modified residential real estate loan during the preceding 12-month period, with an amortized cost basis of $2.5 million, that subsequently defaulted.
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following table provides the components of leases receivable income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$3,732	$3,690	$7,284	$7,745
The following table presents the components of leases receivable as of the dates indicated:

	June 30, 2026	December 31, 2025
	(In thousands)
Net Investment in Direct Financing Leases:
Lease payments receivable	$164,278	$151,719
Unguaranteed residual assets	19,173	19,921
Deferred costs and other	2,740	1,793
Aggregate net investment in leases	$186,191	$173,433
The following table presents maturities of leases receivable as of the date indicated:

June 30, 2026
(In thousands)
Period ending December 31,
2026	$32,951
2027	54,458
2028	41,707
2029	34,697
2030	10,433
Thereafter	10,735
Total undiscounted cash flows	184,981
Less: Unearned income	(20,703)
Present value of lease payments	$164,278
Allowance for Credit Losses
The ACL is the combination of the ALLL and the reserve for unfunded loan commitments. The reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the consolidated balance sheets.
The following tables present a summary of the activity in the ACL loans and leases HFI by loan portfolio segment for the periods indicated:

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended June 30, 2026
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$131,514	$10,395	$86,815	$12,876	$241,600
Charge-offs	(77,833)	(67,531)	(15,104)	(1,149)	(161,617)
Recoveries	90	—	921	325	1,336
Net charge-offs	(77,743)	(67,531)	(14,183)	(824)	(160,281)
Provision	93,250	66,400	1,636	714	162,000
Balance, end of period	$147,021	$9,264	$74,268	$12,766	$243,319
Reserve for Unfunded Loan Commitments
Balance, beginning of period	$913	$8,265	$25,727	$16	$34,921
Provision	20	(609)	(1,406)	(5)	(2,000)
Balance, end of period	$933	$7,656	$24,321	$11	$32,921
Total ACL, end of period	$147,954	$16,920	$98,589	$12,777	$276,240

	Six Months Ended June 30, 2026
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$137,401	$8,849	$86,087	$13,275	$245,612
Charge-offs	(83,207)	(75,608)	(16,841)	(2,058)	(177,714)
Recoveries	892	—	2,228	501	3,621
Net charge-offs	(82,315)	(75,608)	(14,613)	(1,557)	(174,093)
Provision	91,935	76,023	2,794	1,048	171,800
Balance, end of period	$147,021	$9,264	$74,268	$12,766	$243,319
Reserve for Unfunded Loan Commitments
Balance, beginning of period	$998	$8,755	$25,156	$12	$34,921
Provision	(65)	(1,099)	(835)	(1)	(2,000)
Balance, end of period	$933	$7,656	$24,321	$11	$32,921
Total ACL, end of period	$147,954	$16,920	$98,589	$12,777	$276,240

Ending Allowance by Evaluation Methodology:
Individually evaluated	$9,867	$—	$699	$—	$10,566
Collectively evaluated	$137,154	$9,264	$73,569	$12,766	$232,753

Ending Loans and Leases by Evaluation Methodology:
Individually evaluated	$172,476	$2,385	$26,424	$—	$201,285
Collectively evaluated	13,104,104	1,472,466	9,086,007	346,984	24,009,561
Ending balance	$13,276,580	$1,474,851	$9,112,431	$346,984	$24,210,846

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended June 30, 2025
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$130,116	$14,125	$75,988	$14,757	$234,986
Charge-offs	(16,080)	(21,536)	(8,593)	(739)	(46,948)
Recoveries	298	—	2,288	140	2,726
Net charge-offs	(15,782)	(21,536)	(6,305)	(599)	(44,222)
Provision	20,611	14,474	3,647	(152)	38,580
Balance, end of period	$134,945	$7,063	$73,330	$14,006	$229,344
Reserve for Unfunded Loan Commitments
Balance, beginning of period	$1,206	$3,824	$24,517	$24	$29,571
Provision	(98)	(834)	595	(13)	(350)
Balance, end of period	$1,108	$2,990	$25,112	$11	$29,221
Total ACL, end of period	$136,053	$10,053	$98,442	$14,017	$258,565

	Six Months Ended June 30, 2025
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$145,754	$10,940	$67,833	$14,833	$239,360
Charge-offs	(21,869)	(21,536)	(18,175)	(1,919)	(63,499)
Recoveries	610	—	4,391	202	5,203
Net charge-offs	(21,259)	(21,536)	(13,784)	(1,717)	(58,296)
Provision	10,450	17,659	19,281	890	48,280
Balance, end of period	$134,945	$7,063	$73,330	$14,006	$229,344
Reserve for Unfunded Loan Commitments:
Balance, beginning of period	$1,404	$4,643	$23,010	$15	$29,072
Provision	(296)	(1,653)	2,102	(4)	149
Balance, end of period	$1,108	$2,990	$25,112	$11	$29,221
Total ACL, end of period	$136,053	$10,053	$98,442	$14,017	$258,565

Ending Allowance by Evaluation Methodology:
Individually evaluated	$—	$—	$267	$—	$267
Collectively evaluated	$134,945	$7,063	$73,063	$14,006	$229,077

Ending Loans and Leases by Evaluation Methodology:
Individually evaluated	$160,087	$—	$4,440	$—	$164,527
Collectively evaluated	13,647,721	2,302,091	7,748,817	382,737	24,081,366
Ending balance	$13,807,808	$2,302,091	$7,753,257	$382,737	$24,245,893
The ALLL increased by $1.7 million in the second quarter of 2026 to $243.3 million compared to the first quarter, due primarily to a $162.0 million provision and net charge-offs of $160.3 million.
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
Notes to Unaudited Consolidated Financial Statements

A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans HFI by collateral type as of the following dates:

	June 30, 2026			December 31, 2025
	Real	Business		Real	Business
	Property	Assets	Total	Property	Assets	Total
	(In thousands)
Real estate mortgage	$174,865	$—	$174,865	$155,233	$—	$155,233
Real estate construction and land	2,385	—	2,385	—	—	—
Commercial	—	26,053	26,053	—	625	625
Total	$177,250	$26,053	$203,303	$155,233	$625	$155,858

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 5.  GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill represents the excess of purchase consideration over the fair value of identifiable net assets acquired in a business combination. Goodwill and other intangible assets with indefinite useful lives are not amortized but are assessed for impairment at least annually. The carrying amount of goodwill was $214.5 million as of June 30, 2026 and December 31, 2025. For additional information regarding the calculation of goodwill and other intangibles see "Note 1. Nature of Operations and Summary of Significant Accounting Policies - Goodwill and Other Intangible Assets" in Item 8 of the Form 10-K.
Our other intangible assets with definite lives are CDI and CRI. CDI and CRI are amortized on an accelerated basis over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or customer relationships acquired.
The following table presents the carrying amounts of CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$178,764	$178,764	$178,764	$178,764
CRI write-off	(264)	—	(264)	—
Balance, end of period	178,500	178,764	178,500	178,764
Accumulated Amortization:
Balance, beginning of period	(79,672)	(52,827)	(73,477)	(45,820)
Amortization expense	(6,197)	(7,007)	(12,392)	(14,014)
Elimination upon CRI write-off	78	—	78	—
Balance, end of period	(85,791)	(59,834)	(85,791)	(59,834)
Net CDI and CRI, end of period	$92,709	$118,930	$92,709	$118,930
The following table presents the estimated aggregate future amortization expense for our current CDI as of the date indicated:

June 30, 2026
(In thousands)
Period ending December 31,
2026	$12,005
2027	21,136
2028	17,890
2029	14,645
2030	11,400
Thereafter	15,633
Net CDI	$92,709

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 6. OTHER ASSETS
The following table presents the details of our other assets as of the dates indicated:

Other Assets	June 30, 2026	December 31, 2025
	(In thousands)
Investments:
LIHTC investments	$237,969	$259,780
SBIC investments	128,874	121,072
Alternative energy partnerships (HLBV investments)	16,070	16,354
Other equity and CRA investments	157,115	150,048
Total investments	540,028	547,254
Interest receivable	124,052	131,429
Operating lease ROU assets, net (1)	94,777	99,205
Prepaid expenses	40,546	33,829
Taxes receivable	31,556	8,385
Foreclosed assets, net	16,319	17,115
Equity warrants (2)	3,326	3,437
Other receivables/assets	89,865	44,108
Total other assets	$940,469	$884,762
____________________
(1)    See "Note 7. Leases" for further details regarding the operating lease ROU assets.
(2)    See "Note 11. Fair Value Measurements and Fair Value of Financial Instruments" for information regarding equity warrants.
Other receivables/assets increased by $45.8 million to $89.9 million at June 30, 2026, from $44.1 million at December 31, 2025. The increase was primarily driven by a loan servicing receivable, offset partially by a decrease in servicing assets resulting from the mortgage servicing rights portfolio sale.
NOTE 7. LEASES
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our consolidated statements of earnings. The following table presents the components of lease expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Operating lease expense:
Fixed costs	$7,107	$7,327	$14,051	$14,296
Variable costs	45	124	92	236
Short-term lease costs	237	210	489	445
Sublease income	(1,098)	(1,156)	(2,164)	(2,288)
Net lease expense	$6,291	$6,505	$12,468	$12,689
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,889	$16,273
ROU assets obtained in exchange for lease obligations:
Operating leases	$7,253	$18,671

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following table presents supplemental balance sheet and other information related to operating leases as of the dates indicated:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Operating leases:
Operating lease ROU assets, net	$94,777	$99,205
Operating lease liabilities	$114,160	$120,587

Weighted average remaining lease term (in years)	5.5	5.8
Weighted average discount rate	3.83%	3.79%
The following table presents the maturities of operating lease liabilities as of the date indicated:

June 30, 2026
(In thousands)
Period ending December 31,
2026	$15,806
2027	27,502
2028	23,167
2029	18,519
2030	14,730
Thereafter	27,464
Total operating lease liabilities	127,188
Less: Imputed interest	(13,028)
Present value of operating lease liabilities	$114,160
Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on the consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the consolidated statements of earnings. Periodic lease payments received under the leases are recorded as "Leased equipment income" in the consolidated statements of earnings. The valuation of equipment is tested periodically for impairment. No impairment was recorded on "Equipment leased to others under operating leases" during the six months ended June 30, 2026 and 2025.
The following table presents the contractual rental payments to be received on operating leases as of the date indicated:

June 30, 2026
(In thousands)
Period ending December 31,
2026	$14,838
2027	27,745
2028	26,826
2029	24,894
2030	18,242
Thereafter	27,729
Total undiscounted cash flows	$140,274

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 8.  BORROWINGS AND SUBORDINATED DEBT
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	June 30, 2026		December 31, 2025
		Weighted		Weighted
Borrowing Type	Balance	Average Rate	Balance	Average Rate
	(Dollars in thousands)
FHLB secured advances	$2,350,000	3.88%	$1,710,185	3.90%
Other short-term borrowings	—	—%	240,000	3.69%
Credit-linked notes	110,363	14.40%	113,634	14.63%
Total borrowings, net	$2,460,363	4.36%	$2,063,819	4.47%
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB of $7.1 billion as of June 30, 2026, collateralized by a blanket lien on $10.3 billion of qualifying loans. As of June 30, 2026, there were $611.2 million in letters of credit pledged and a $2.4 billion balance outstanding. As of December 31, 2025, there were $514.1 million in letters of credit pledged and a $1.7 billion balance outstanding.
The following table presents the interest rates and maturity dates of FHLB secured advances as of the date indicated:

	June 30, 2026
			Maturity
FHLB Secured Advances	Balance	Rate	Date
	(Dollars in thousands)
Term advance	$100,000	3.94%	07/27/2026
Term advance	150,000	3.95%	07/30/2026
Term advance	100,000	3.93%	07/30/2026
Term advance	225,000	4.01%	08/03/2026
Term advance	225,000	4.01%	08/10/2026
Term advance	200,000	3.91%	10/30/2026
Term advance	100,000	3.79%	02/01/2027
Term advance	100,000	3.79%	03/01/2027
Term advance	100,000	3.78%	04/01/2027
Term advance (1)	150,000	4.63%	05/28/2027
Term advance (1)	150,000	4.63%	06/03/2027
Term advance (1)	150,000	4.39%	06/03/2027
Term advance	100,000	3.88%	06/24/2027
Term advance (1)	500,000	3.18%	09/18/2034
Total FHLB secured advances	$2,350,000	3.88%
___________________
(1)    Represents FHLB term advances that include a put feature, which allows the FHLB to terminate the advance before its scheduled maturity date.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of June 30, 2026, the Bank had secured borrowing capacity of $3.8 billion collateralized by liens covering $4.7 billion of qualifying loans and $0.1 billion of securities. As of June 30, 2026 and December 31, 2025, there were no balances outstanding.
Holding Company Line of Credit Arrangement. As of June 30, 2026, we have a $100.0 million unsecured revolving line of credit available. The rate is based on 1-month SOFR plus a spread of 2.25%. As of June 30, 2026 and December 31, 2025, there was no balance outstanding.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Credit-Linked Notes. On September 29, 2022, legacy Pacific Western Bank completed a credit-linked notes transaction. The notes were issued in five classes, each with an interest rate of SOFR plus a spread that ranges from 8.00% to 13.25%, with a weighted average spread of 10.76% at June 30, 2026. The notes are linked to the credit risk of an approximately $2.1 billion reference pool of previously purchased SFR mortgage loans at June 30, 2026. The notes are due June 27, 2052. Principal payments on the notes are based only on principal that is actually collected on these loans. The notes are reported at fair value of $110.4 million at June 30, 2026. See "Note 2. Restricted Cash" for information regarding the collateral for the notes and "Note 11. Fair Value Measurements and Fair Value of Financial Instruments" for additional information.
Other Short-Term Borrowing Arrangements. As of June 30, 2026, the Bank had credit limits of $190.0 million in the aggregate with several commercial banks, as well as borrowing arrangements with unaffiliated financial institutions that provide for the purchase of overnight funds and other short-term borrowings. The availability of these unsecured borrowings fluctuates regularly and is subject to the discretion of the counterparties. These lines are renewable annually and have no unused commitment fees. As of June 30, 2026 there was no balance outstanding under these arrangements compared to $240.0 million outstanding as of December 31, 2025.
Subordinated Debt
On May 1, 2026, the Company redeemed all $385 million outstanding aggregate principal amount of its 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 originally issued by Pacific Western Bank. The remaining unamortized discount and debt issuance costs were recorded as a loss on redemption of debt in noninterest income.
The following table summarizes the terms of each issuance of subordinated debt outstanding as of the dates indicated:

	June 30, 2026		December 31, 2025		Date	Maturity	Rate Index
Series	Balance	Rate (1)	Balance	Rate (1)	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Subordinated notes, net (2)(3)	$—	—%	$381,737	3.25%	04/30/2021	05/01/2031	Fixed rate
Subordinated notes (4)	75,000	7.86%	75,000	8.05%	10/30/2020	10/30/2030	3-month Term SOFR + 4.195%
Trust V	10,310	7.03%	10,310	7.07%	08/15/2003	09/17/2033	3-month Term SOFR + 3.10
Trust VI	10,310	6.98%	10,310	7.03%	09/03/2003	09/15/2033	3-month Term SOFR + 3.05
Trust CII	5,155	6.88%	5,155	6.92%	09/17/2003	09/17/2033	3-month Term SOFR + 2.95
Trust VII	61,856	6.68%	61,856	6.85%	02/05/2004	04/23/2034	3-month Term SOFR + 2.75
Trust CIII	20,619	5.62%	20,619	5.67%	08/15/2005	09/15/2035	3-month Term SOFR + 1.69
Trust FCCI	16,495	5.53%	16,495	5.58%	01/25/2007	03/15/2037	3-month Term SOFR + 1.60
Trust FCBI	10,310	5.48%	10,310	5.53%	09/30/2005	12/15/2035	3-month Term SOFR + 1.55
Trust CS 2005-1	82,475	5.88%	82,475	5.93%	11/21/2005	12/15/2035	3-month Term SOFR + 1.95
Trust CS 2005-2	128,866	5.88%	128,866	6.05%	12/14/2005	01/30/2036	3-month Term SOFR + 1.95
Trust CS 2006-1	51,545	8.70%	51,545	9.20%	02/22/2006	04/30/2036	Prime + 1.95
Trust CS 2006-2	51,550	5.88%	51,550	6.05%	09/27/2006	10/30/2036	3-month Term SOFR + 1.95
Trust CS 2006-3 (5)	29,440	4.20%	30,275	4.12%	09/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	8.70%	16,470	9.20%	12/05/2006	01/30/2037	Prime + 1.95
Trust CS 2006-5	6,650	5.88%	6,650	6.05%	12/19/2006	01/30/2037	3-month Term SOFR + 1.95
Trust CS 2007-2	39,177	5.88%	39,177	6.05%	06/13/2007	07/30/2037	3-month Term SOFR + 1.95
PMB Statutory Trust III	7,217	7.41%	7,217	7.35%	09/16/2002	09/26/2032	3-month Term SOFR + 3.40
PMB Capital Trust III	10,310	5.94%	10,310	6.15%	10/04/2004	10/08/2034	3-month Term SOFR + 2.00
Total subordinated debt	633,755	6.45%	1,016,327	5.35%
Acquisition discount (6)	(60,200)		(63,587)
Total subordinated debt, net	$573,555		$952,740
___________________
(1)    Rates do not include the effects of discounts and issuance costs.
(2)    Net of unamortized issuance costs of $3.3 million at December 31, 2025.
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
The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the consolidated balance sheets as of the dates indicated:

	June 30, 2026			December 31, 2025
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In thousands)
Derivatives Designated as Cash Flow Hedges:
Interest rate swaps	$680,000	$572	$3,617	$300,000	$—	$4,043
Interest rate collars	1,000,000	10	—	1,000,000	—	22
Interest rate caps	380,000	4,671	—	—	—	—
Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	135,560	4,063	4,022	150,652	4,124	4,079
Foreign exchange contracts	111,161	483	384	111,390	—	77
Equity warrant assets	13,324	3,326	—	14,086	3,437	—
Total contracts	$2,320,045	$13,125	$8,023	$1,576,128	$7,561	$8,221
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
The cash flow hedges were deemed highly effective at inception and as of June 30, 2026. For derivatives designated as cash flow hedges, the portion of changes in fair value considered to be highly effective is reported as a component of AOCI on the consolidated balance sheets until the related cash flows from the hedged items are recognized in earnings. As of June 30, 2026, the fair value of the cash flow hedges represented a net asset of $1.6 million, related to which a loss of $3.2 million (net of tax) was included in AOCI. The estimated amount to be reclassified in the next 12 months out of AOCI into earnings is $1.4 million.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Other Interest Rate Swaps, Foreign Exchange Contracts, and Equity Warrant Assets Not Designated for Hedge Accounting
The Company offers borrowers interest rate swaps under a "back-to-back" loan hedging program and offsets these "pay floating/receive fixed" contracts with borrowers with "receive floating/pay fixed" swaps with counterparty banks. The total notional balance of these offsetting hedging contracts was $135.6 million at June 30, 2026.
The Company has also hedged the IRR and foreign currency risk on €25.8 million of subordinated debt utilizing a cross-currency swap. Under the current terms of the swap, the Company receives three-month Euribor plus 205 basis points and pays a fixed rate of 5.92% with ultimate principal exchanged at maturity. For the quarter ended June 30, 2026, changes in fair value and fees recorded to "Noninterest income" in the consolidated statements of earnings were immaterial.
See "Note 11. Fair Value Measurements and Fair Value of Financial Instruments" for additional information regarding equity warrant assets.
NOTE 10.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	June 30, 2026	December 31, 2025
	(In thousands)
Loan commitments to extend credit	$5,211,632	$5,433,357
Standby letters of credit	291,747	244,895
Total	$5,503,379	$5,678,252
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
Commitments to extend credit are contractual agreements to lend to our customers when customers are in compliance with their contractual credit agreements and when customers have contractual availability to borrow under such agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $32.9 million at June 30, 2026 and $34.9 million at December 31, 2025.
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
Additionally, we have commitments to invest in SBICs that call for capital contributions up to an amount specified in the partnership agreements, affordable housing investments, and in CRA-related loan pools. As of June 30, 2026 and December 31, 2025, such commitments totaled $116.5 million and $122.1 million.
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
Fair Value Option for Certain Debt Liabilities
The Company has elected the fair value option for the credit-linked notes issued in September 2022. The Company elected the fair value option because these exposures are considered to be structured notes, which are financial instruments that contain embedded derivatives. The notes are linked to the credit risk of an approximately $2.1 billion reference pool of previously purchased SFR mortgage loans. The principal balance of the credit-linked notes was $111.6 million at June 30, 2026. The carrying value of the credit-linked notes at June 30, 2026 was the estimated fair value of $110.4 million. Interest expense on the credit-linked notes totaled $4.1 million and $8.2 million for the three and six months ended June 30, 2026, and $4.5 million and $9.0 million for the three and six months ended June 30, 2025, respectively, and was recorded in "Interest expense - borrowings" on the consolidated statements of earnings.
The following table presents the changes in fair value of the credit-linked notes for which the fair value option has been elected for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Credit-Linked Notes	2026	2025	2026	2025
	(In thousands)
Changes in fair value - gains included in earnings	$112	$(637)	$206	$(155)
Changes in fair value - other comprehensive (loss) income	$(106)	$(517)	$(217)	$(371)
The following table provides information about the credit-linked notes carried at fair value as of the dates indicated:

Credit-Linked Notes	June 30, 2026	December 31, 2025
	(In thousands)
Carrying value reported on the consolidated balance sheets	$110,363	$113,634
Aggregate unpaid principal balance in excess of fair value	$1,209	$1,220
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
The Company also holds SBIC investments measured at fair value using the net asset value per share practical expedient that are not required to be classified in the fair value hierarchy. At June 30, 2026, the fair value of these investments was $128.9 million.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of June 30, 2026
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities AFS:
Agency residential MBS	$788,640	$—	$788,640	$—
U.S. Treasury securities	223,475	223,475	—	—
Agency commercial MBS	149,572	—	149,572	—
Agency residential CMOs	2,599,212	—	2,599,212	—
Corporate debt securities	237,864	—	230,964	6,900
Private label residential CMOs	262,028	—	262,028	—
Collateralized loan obligations	200,500	—	200,500	—
Private label commercial MBS	7,511	—	7,511	—
Asset-backed securities	12,181	—	12,181	—
SBA securities	3,038	—	3,038	—
Total securities AFS	$4,484,021	$223,475	$4,253,646	$6,900
Equity investments with readily determinable fair values	$2,159	$2,159	$—	$—
Derivatives (1):
Derivative assets
Cash flow hedges	5,253	—	5,253	—
Interest rate and foreign exchange contracts	4,546	—	4,546	—
Equity warrants	3,326	—	—	3,326
Derivative liabilities
Cash flow hedges	3,617	—	3,617	—
Interest rate and foreign exchange contracts	4,406	—	4,406	—
Credit-linked notes	110,363	—	—	110,363
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
During the six months ended June 30, 2026, there were $1.6 million transfers from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis. There was no transfer of AFS corporate debt securities from Level 3 to Level 2 during the six months ended June 30, 2026 and $4.5 million transfer of AFS corporate debt securities from Level 2 to Level 3 during the same period.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third-party pricing service for our Level 3 corporate debt securities AFS measured at fair value on a recurring basis as of the date indicated:

	Corporate Debt Securities as of June 30, 2026
	Input or Range	Weighted Average
Unobservable Inputs	of Inputs	Input (1)
Spread to 10 Year Treasury	(0.2)% - 41.9%	8.3%
Discount rates	4.3% - 13.3%	12.8%
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

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	Equity Warrants as of June 30, 2026
	Range	Weighted Average
Unobservable Inputs	of Inputs	Input (1)
Volatility (1)	24.1% - 1,327.4%	24.7%
Risk-free interest rate	3.7% - 4.2%	4.1%
Remaining life assumption (in years)	0.08 - 4.95	3.17 years
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following table summarizes activity for our Level 3 corporate debt securities AFS, equity warrants, and credit-linked notes measured at fair value on a recurring basis for the period indicated:

	Corporate	Equity	Credit-Linked
	Debt Securities	Warrants	Notes
	(In thousands)
Balance, December 31, 2025	$2,370	$3,437	$113,634
Total included in earnings	—	1,834	(206)
Total included in other comprehensive income	30	—	217
Issuances	—	204	—
Principal payments	—	—	(3,282)
Transfer from Level 2	4,500	—	—
Exercises and settlements	—	(591)	—
Transfers to Level 1 (equity investments with readily determinable fair values)	—	(1,558)	—
Balance, June 30, 2026	$6,900	$3,326	$110,363

Unrealized net gain for the period included in other
comprehensive income for securities held at quarter-end	$30
The following tables present assets measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement as of June 30, 2026
Measured on a Nonrecurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$54,493	$—	$20,168	$34,325
OREO	21	—	21	—
Total non-recurring	$54,514	$—	$20,189	$34,325

	Fair Value Measurement as of December 31, 2025
Measured on a Nonrecurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$52,443	$—	$48,401	$4,042
OREO	248	—	248	—
Total non-recurring	$52,691	$—	$48,649	$4,042
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
The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Loss on Assets Measured on a Non‑Recurring Basis	2026	2025	2026	2025
	(In thousands)
Individually evaluated loans and leases	$13,216	$490	$15,494	$1,394
OREO	6	367	6	424
Total losses	$13,222	$857	$15,500	$1,818

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of the date indicated:

	June 30, 2026
		Valuation	Unobservable
Asset	Fair Value	Technique	Inputs
	(In thousands)
Individually evaluated loans and leases	34,325	Third-party appraisal	No discounts
Total non-recurring Level 3	$34,325
The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	June 30, 2026
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$225,343	$225,343	$225,343	$—	$—
Interest-earning deposits in financial institutions	2,592,712	2,592,712	2,592,712	—	—
Securities AFS	4,484,021	4,484,021	223,475	4,253,646	6,900
Investment in FRB and FHLB stock	181,352	181,352	—	181,352	—
Loans HFS	915,171	915,324	—	915,324	—
Loans and leases HFI, net	23,967,527	22,955,046	—	20,168	22,934,878
Equity investments with readily determinable fair values	2,159	2,159	2,159	—	—
Equity warrants	3,326	3,326	—	—	3,326
Cash flow hedges	5,253	5,253	—	5,253	—
Interest rate and foreign exchange contracts	4,546	4,546	—	4,546	—
Servicing rights	190	190	—	—	190

Financial Liabilities:
Demand, checking, money market, and savings deposits	23,468,565	23,468,565	—	23,468,565	—
Time deposits	4,652,617	4,638,194	—	4,638,194	—
Borrowings	2,460,363	2,459,613	—	2,349,250	110,363
Subordinated debt	573,555	575,837	—	575,837	—
Cash flow hedges	3,617	3,617	—	3,617	—
Interest rate and foreign exchange contracts	4,406	4,406	—	4,406	—

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

	December 31, 2025
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$181,103	$181,103	$181,103	$—	$—
Interest-earning deposits in financial institutions	2,126,862	2,126,862	2,126,862	—	—
Securities AFS	2,454,058	2,454,058	—	2,451,688	2,370
Securities HTM	2,308,636	2,246,526	185,088	2,057,189	4,249
Investment in FRB and FHLB stock	160,442	160,442	—	160,442	—
Loans HFS	182,936	183,083	—	183,083	—
Loans and leases HFI, net	24,787,067	23,871,794	—	48,401	23,823,393
Equity investments with readily determinable fair values	2	2	2	—	—
Equity warrants	3,437	3,437	—	—	3,437
Interest rate and foreign exchange contracts	4,124	4,124	—	4,124	—
Servicing rights	17,480	19,427	—	—	19,427

Financial Liabilities:
Demand, checking, money market, and savings deposits	23,156,094	23,156,094	—	23,156,094	—
Time deposits	4,687,263	4,684,099	—	4,684,099	—
Borrowings	2,063,819	2,069,076	275,185	1,680,257	113,634
Subordinated debt	952,740	934,819	—	934,819	—
Cash flow hedges	4,065	4,065	—	4,065	—
Interest rate and foreign exchange contracts	4,156	4,156	—	4,156	—
Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of June 30, 2026, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 12.  (LOSS) EARNINGS PER SHARE
The following tables present the computations of basic and diluted net (loss) earnings per share by class of common stock for the periods indicated:

	Three Months Ended June 30, 2026
		Class B
	Voting	Non-Voting
	Common	Common	Total
	(In thousands, except per share amounts)
Basic Loss Per Share: (1)
Net loss available to common and equivalent stockholders	$(250,525)	$(769)	$(251,294)
Less: Earnings and dividends allocated to unvested restricted stock (2)	6	—	6
Net loss allocated to common and equivalent shares	$(250,519)	$(769)	$(251,288)

Weighted average basic shares and unvested restricted stock outstanding	155,366	477	155,843
Less: weighted average unvested restricted stock outstanding	(40)	—	(40)
Weighted average basic shares outstanding	155,326	477	155,803

Basic loss per share	$(1.61)	$(1.61)	$(1.61)

Diluted Loss Per Share: (1)
Net loss allocated to common and equivalent shares	$(250,519)	$(769)	$(251,288)
Weighted average diluted shares outstanding	155,326	477	155,803
Diluted loss per share	$(1.61)	$(1.61)	$(1.61)
________________________
(1)    Basic and diluted loss per share are calculated using the two-class method.
(2)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

	Six Months Ended June 30, 2026
			Non-Voting
		Class B	Common
	Voting	Non-Voting	Stock
	Common	Common	Equivalents	Total
	(In thousands, except per share amounts)
Basic Loss Per Share: (1)
Net loss available to common and equivalent stockholders	$(187,544)	$(581)	$(1,164)	$(189,289)
Less: Earnings and dividends allocated to unvested restricted stock (2)	(1)	—	—	(1)
Net loss allocated to common and equivalent shares	$(187,545)	$(581)	$(1,164)	$(189,290)

Weighted average basic shares and unvested restricted stock outstanding	153,938	477	955	155,370
Less: weighted average unvested restricted stock outstanding	(55)	—	—	(55)
Weighted average basic shares outstanding	153,883	477	955	155,315

Basic loss per share	$(1.22)	$(1.22)	$(1.22)	$(1.22)

Diluted Loss Per Share: (1)
Net loss allocated to common and equivalent shares	$(187,545)	$(581)	$(1,164)	$(189,290)
Weighted average diluted shares outstanding	153,883	477	955	155,315
Diluted loss per share	$(1.22)	$(1.22)	$(1.22)	$(1.22)
_____________________
(1)    Basic and diluted loss per share are using the two-class method.
(2)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended June 30, 2025
		Class B	Non-Voting
	Voting	Non-Voting	Common Stock
	Common	Common	Equivalents	Total
	(In thousands, except per share amounts)
Basic Earnings Per Share: (1)
Net earnings available to common and equivalent stockholders	$17,243	$55	$1,140	$18,438
Less: Earnings allocated to unvested restricted stock (2)	(5)	—	—	(5)
Net earnings allocated to common and equivalent shares	$17,238	$55	$1,140	$18,433

Weighted average basic shares and unvested restricted stock outstanding	148,236	477	9,791	158,504
Less: weighted average unvested restricted stock outstanding	(150)	—	—	(150)
Weighted average basic shares outstanding	148,086	477	9,791	158,354

Basic earnings per share	$0.12	$0.12	$0.12	$0.12

Diluted Earnings Per Share:(3)
Net earnings allocated to common and equivalent shares	$17,243	$55	$1,140	$18,438
Weighted average diluted shares outstanding	148,194	477	9,791	158,462
Diluted earnings per share	$0.12	$0.12	$0.12	$0.12
________________________
(1)    Basic earnings per share is using the two-class method.
(2)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.
(3)    Diluted earnings per share is using the treasury method.

	Six Months Ended June 30, 2025
			Non-Voting
		Class B	Common
	Voting	Non-Voting	Stock
	Common	Common	Equivalents	Total
	(In thousands, except per share amounts)
Basic Earnings Per Share: (1)
Net earnings available to common and equivalent stockholders	$58,159	$181	$3,719	$62,059
Less: Earnings allocated to unvested restricted stock (2)	(49)	—	—	(49)
Net earnings allocated to common and equivalent shares	$58,110	$181	$3,719	$62,010

Weighted average basic shares and unvested restricted stock outstanding	153,304	477	9,791	163,572
Less: weighted average unvested restricted stock outstanding	(176)	—	—	(176)
Weighted average basic shares outstanding	153,128	477	9,791	163,396

Basic earnings per share	$0.38	$0.38	$0.38	$0.38

Diluted Earnings Per Share:(3)
Net earnings allocated to common and equivalent shares	$58,159	$181	$3,719	$62,059
Weighted average diluted shares outstanding	153,399	477	9,791	163,667
Diluted earnings per share	$0.38	$0.38	$0.38	$0.38
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
The following table presents the weighted average outstanding restricted shares and warrants that were not included in the computation of diluted earnings per share because their effect would be anti-dilutive for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Restricted stock awards and units	2,951	150	2,898	176
Warrants	13,178	18,902	16,025	18,902
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

	Three Months Ended June 30,
	2026		2025
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total Interest Income	$414,596	$—	$420,509	$—
Noninterest Income:
Service charges on deposit accounts	4,763	4,763	4,456	4,456
Commissions and fees	9,034	7,143	9,641	4,594
Leased equipment income	7,820	—	10,231	—
(Loss) gain on loans and leases HFS	(12,544)	—	21	—
Loss on securities AFS	(256,749)	—	—	—
Dividends and gains (losses) on equity investments	3,326	—	(114)	—
Warrant income	896	—	1,227	—
Other income	9,358	—	7,171	259
Total noninterest (loss) income	(234,096)	11,906	32,633	9,309
Total Revenue	$180,500	$11,906	$453,142	$9,309
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Three Months Ended June 30,
	2026	2025
	(In thousands)
Products and services transferred at a point in time	$6,285	$3,698
Products and services transferred over time	5,621	5,611
Total revenue from contracts with customers	$11,906	$9,309

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

	Six Months Ended June 30,
	2026		2025
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total Interest Income	$822,038	$—	$827,164	$—
Noninterest Income:
Service charges on deposit accounts	9,741	9,741	8,999	8,999
Commissions and fees	20,014	16,018	19,599	9,997
Leased equipment income	16,350	—	21,015	—
(Loss) gain on loans and leases HFS	(12,534)	—	232	—
Loss on securities AFS	(256,749)	—	—	—
Dividends and gains on equity investments	5,328	—	2,209	—
Warrant income	1,834	—	932	—
Other income	17,248	1	13,297	505
Total noninterest (loss) income	(198,768)	25,760	66,283	19,501
Total Revenue	$623,270	$25,760	$893,447	$19,501
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Six Months Ended
	June 30,
	2026	2025
	(In thousands)
Products and services transferred at a point in time	$14,266	$8,251
Products and services transferred over time	11,494	11,250
Total revenue from contracts with customers	$25,760	$19,501
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of the dates indicated:

	June 30, 2026	December 31, 2025
	(In thousands)
Receivables, which are included in "Other assets"	$1,491	$2,147
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$244	$279
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the six months ended June 30, 2026 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $35,000.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 14.  STOCKHOLDERS' EQUITY
Stock-Based Compensation
At the Annual meeting of stockholders held on May 6, 2026, the Company's stockholders approved the Second Amended and Restated Banc of California, Inc. 2018 Stock Incentive Plan (the “Second Amended and Restated 2018 Plan”). The Company’s Second Amended and Restated 2018 Plan permits stock-based compensation awards to officers, directors, employees, and consultants and will remain in effect until November 30, 2033. The Second Amended and Restated 2018 Plan authorizes grants of stock-based compensation instruments covering up to 12,917,882 shares. As of June 30, 2026, there were 4,567,203 shares available for grant under the Second Amended and Restated 2018 Plan. In addition to the Second Amended and Restated 2018 Plan, in connection with the Merger, the Company assumed the Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (the "PacWest 2017 Plan") with respect to PacWest's outstanding stock-based awards.
Restricted Stock (RSUs, TRSAs, and PSUs)
Restricted stock amortization totaled $4.0 million and $6.2 million for the three months ended June 30, 2026 and 2025, and $9.9 million and $11.4 million for the six months ended June 30, 2026 and 2025. Such amounts are included in "Compensation expense" on the consolidated statements of earnings. The amount of unrecognized compensation expense related to all unvested RSUs, TRSAs, and PSUs as of June 30, 2026 totaled $54.9 million.
Restricted Stock Units and Time-Based Restricted Stock Awards
At June 30, 2026, there were 2,853,214 shares of unvested RSUs outstanding pursuant to the Second Amended and Restated 2018 Plan. At June 30, 2026, there were 4,670 shares of unvested TRSAs outstanding pursuant to the PacWest 2017 Plan. The RSUs and TRSAs generally vest over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to RSUs and TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method. TRSAs were assumed by the Company in connection with the Merger and continue to vest in accordance with the original vesting schedule of the awards.
Performance Stock Units
At June 30, 2026, there were 2,364,356 units of unvested PSUs outstanding. Compensation expense related to the PSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. Annual PSU expense may vary during the performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PSUs is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable and the employee continues to meet the service requirement of the award.
Classes of Stock and Equity Instruments
Preferred Stock
Depositary shares each representing 1/40th of a share of 7.75% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series F (“Series F Preferred Stock”) are listed on the NYSE under the symbol “BANC/PF.” The Series F Preferred Stock ranks senior to our common stock and common stock equivalents both as to dividends and liquidation preference but generally have no voting rights. There are 50,000,000 total preferred shares authorized, of which 27,000,000 were authorized for the NVCE and 513,250 were authorized and outstanding for the Series F Preferred stock at June 30, 2026 and December 31, 2025.
Common Stock
Our voting common stock is listed on the NYSE under the symbol “BANC” and there were 446,863,844 shares authorized at June 30, 2026 and December 31, 2025, and 157,950,529 shares outstanding at June 30, 2026 and 149,963,520 shares outstanding at December 31, 2025.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Class B Non-Voting Common Stock
Our Class B non-voting, non-convertible common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The Class B non-voting common stock ranks equally with, and has identical rights, preferences, and privileges as the voting common stock with respect to dividends and liquidation preference but generally have no voting rights. There were 3,136,156 shares authorized at June 30, 2026 and December 31, 2025 and 477,321 shares outstanding at June 30, 2026 and at December 31, 2025.
Non-Voting Common Stock Equivalents
In conjunction with the Merger, the Company issued a new class of NVCE from authorized preferred stock, which were issued under the Investment Agreements (as defined below). Our NVCE stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The NVCE stock does not have voting rights and ranks equally with, and has identical rights, preferences, and privileges as, the voting common stock with respect to dividends or distributions (including regular quarterly dividends) declared by the Board and rights upon any liquidation, dissolution, winding up or similar proceeding of the Company. The NVCE stock is convertible into shares of voting common stock on a one-for-one basis, generally upon transfer to an eligible holder or the occurrence of other specified events in accordance with the terms of the Warburg Investment Agreement (as defined below) with affiliates of funds managed by Warburg Pincus LLC (the "Warburg Investors"). There were 27,000,000 shares of NVCE stock authorized at June 30, 2026 and December 31, 2025 and there were no shares of NVCE stock outstanding at June 30, 2026 and 5,017,064 at December 31, 2025.
During the six months ended June 30, 2026, the Company repurchased 1,000,000 shares of its NVCE stock from the Warburg Investors at $20.00 per share, which represented a slight discount to the market price at the time of sale. The repurchased shares were retired upon settlement and recorded as a reduction to stockholders’ equity.
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

During the six months ended June 30, 2026, holders exercised 14,634,146 Warburg Warrants and 620,631 Centerbridge Warrants. As of June 30, 2026, 3,647,661 warrants remained outstanding.
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
During the six months ended June 30, 2026, common and common equivalent stock repurchased under the program totaled 1,709,935 shares at a weighted average price per share of $18.68, or $31.9 million in the aggregate. As of June 30, 2026, the Company had $82.6 million remaining under the stock repurchase authorization.
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
The following presents our operating segment balance sheet information and the reconciliation of segment assets to consolidated total assets as of the dates indicated:

Balance Sheet Data
Commercial Banking Segment	June 30, 2026	December 31, 2025
	(In thousands)
Segment total assets (1)	$35,030,953	$34,797,442
_________________________
(1)    Segment total assets is the same as total assets reported on the consolidated balance sheets.
NOTE 16. RELATED PARTY TRANSACTIONS
Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with, the Bank in the ordinary course of business, including deposits, loans, and other financial services-related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank's underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of June 30, 2026, no related party loans were categorized as nonaccrual, past due, restructured, or potential problem loans.
Transactions with Related Parties
The Company and the Bank have engaged in the transaction described below with certain of the Company's directors, executive officers, and beneficial owners of more than five percent of the outstanding shares of the Company's voting common stock and certain persons related to them.
The Company is a party to a services agreement with IntraFi Network LLC (“IntraFi”) whereby IntraFi provides the Bank with certain insured cash sweep services from time to time. Affiliates of funds managed by Warburg Pincus LLC, which was a principal shareholder of the Company during the first quarter of 2026, hold a material investment interest in IntraFi. Additionally, Todd Schell, a principal of Warburg Pincus LLC, who served as a member of the Company's Board of Directors until his retirement during the second quarter of 2026, is a member of the board of directors of IntraFi. Accordingly, transactions with IntraFi constituted related-party transactions during the first quarter of 2026. For the six months ended June 30, 2026 and 2025, the amounts paid to IntraFi constituting related party transactions for certain insured cash sweep services were $1.8 million and $3.7 million.
During the six months ended June 30, 2026, the Company repurchased 1,000,000 shares of its NVCE stock from the Warburg Investors. See "Note 14. Stockholders’ Equity" for additional information regarding this transaction.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 17.  SUBSEQUENT EVENTS
Common Stock Dividend
On August 7, 2026, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.12 per common share. The cash dividend is payable on October 1, 2026, to stockholders of record at the close of business on September 15, 2026.
Preferred Stock Dividend
On August 7, 2026, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.4845 per Depositary Share. The cash dividend is payable on September 1, 2026 to stockholders of record at the close of business on August 20, 2026.
Loan Sale Transactions
In July 2026, the Company entered into agreements to sell the $827.0 million of CRE and multi-family construction loans transferred from HFI to HFS during the quarter as part of the targeted loan sale process.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the six months ended June 30, 2026. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q.
Forward-Looking Information
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the “Safe-Harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements related to our anticipated benefits of our securities repositioning, targeted loan sale process, and other strategic balance sheet actions including, among others, an improved credit risk profile, increased capital efficiency, and an enhanced earnings profile; and other non-historical statements. Words or phrases such as “believe,” “will,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” “strategy,” or similar expressions are intended to identify these forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements. These statements are necessarily subject to risk and uncertainty and actual results could differ materially from those anticipated due to various factors, including those set forth from time to time in the documents filed or furnished by the Company with the SEC. The Company undertakes no obligation to revise or publicly release any revision or update to these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.
Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to: (i) changes in general economic conditions, either nationally or in our market areas, including the impact of tariffs and retaliatory tariffs, supply chain disruptions, and the risk of recession or an economic downturn; (ii) changes in the interest rate environment, including the recent and potential future changes in the FRB benchmark rate, which could adversely affect our revenue and expenses, the value of assets and obligations, the realization of deferred tax assets, the availability and cost of capital and liquidity, and the impacts of continuing or renewed inflation; (iii) the credit risks of lending activities, which may be affected by deterioration in real estate markets and the financial condition of borrowers, and the operational risk of lending activities, including the effectiveness of our underwriting practices and the risk of fraud, any of which may lead to increased loan delinquencies, losses, and non-performing assets, and may result in our allowance for credit losses not being adequate; (iv) fluctuations in the demand for loans, and fluctuations in commercial and residential real estate values in our market area; (v) the quality and composition of our securities portfolio; (vi) our ability to develop and maintain a strong core deposit base, including among our venture banking clients, or other low cost funding sources necessary to fund our activities particularly in a rising or high interest rate environment; (vii) the rapid withdrawal of a significant amount of demand deposits over a short period of time; (viii) our ability to achieve or maintain the anticipated benefits of our securities repositioning and other strategic balance sheet actions due to one or more of the other factors described herein or otherwise, or the failure to complete our anticipated loan sales due to a condition to closing not being satisfied or otherwise; (ix) our ability to raise capital or incur debt on reasonable terms; (x) the costs and effects of litigation; (xi) risks related to the Company’s acquisitions, including disruption to current plans and operations; difficulties in customer and employee retention; fees, expenses and charges related to these transactions being significantly higher than anticipated; and our inability to achieve expected revenues, cost savings, synergies, and other benefits; (xii) the competitive and other impacts on our business of emerging technologies, including stablecoins and other digital currencies, tokenized deposits, blockchain, artificial intelligence, quantum computing, and related innovations affecting both the Company and the banking industry; (xiii) results of examinations by regulatory authorities of the Company and the possibility that any such regulatory authority may, among other things, limit our business activities, restrict our ability to invest in certain assets, refrain from issuing an approval or non-objection to certain capital or other actions, increase our allowance for credit losses, result in write-downs of asset values, restrict our ability or that of our bank subsidiary to pay dividends, or impose fines, penalties or sanctions; (xiv) legislative or regulatory changes that adversely affect our business, including changes in tax laws and policies, accounting policies and practices, privacy laws, and regulatory capital or other rules; (xv) the risk that our enterprise risk management framework may not be effective in mitigating risk and reducing the potential for losses; (xvi) errors in estimates of the fair values of certain of our assets and liabilities, as well as the value of collateral supporting our loans, which may result in significant changes in valuation or recoveries; (xvii) cybersecurity threats and failures or security breaches with respect to the network, applications, vendors and computer systems on which we depend; (xviii) our ability to attract and retain key members of our senior management team; (xix) the effects of climate change, severe weather events, natural disasters such as earthquakes and wildfires, pandemics, epidemics and other public health crises, military activity (including the ongoing Iran war) or acts of terrorism, and other external events on our business; (xx) the impact of bank failures or other adverse developments at other banks on general depositor and investor sentiment regarding the stability and liquidity of banks; (xxi) the possibility that our recorded goodwill could become impaired, which may have an adverse impact on our earnings and capital; (xxii) our existing indebtedness, together with any future incurrence of additional indebtedness, could adversely affect our ability to raise additional capital and to meet our debt obligations; (xxiii) changes in market conditions or strategic balance sheet actions, which may result in realized losses on investment securities or other assets; (xxiv) the effects of any damage to our reputation resulting from developments related to any of the items identified above; and (xxv) other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and from time to time in other documents that we file with or furnish to the SEC.

All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available at the time the statement is made. We are under no obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.
Overview
Banc of California, Inc., a Maryland corporation, was incorporated in March 2002 and serves as the holding company for its wholly owned subsidiary, Banc of California (the “Bank”), a California state-chartered bank and a member of the FRB. When we refer to the "parent" or the “holding company," we are referring to Banc of California, Inc., the parent company, on a stand-alone basis. When we refer to “we,” “us,” “our,” or the “Company,” we are referring to Banc of California, Inc. and its consolidated subsidiaries including the Bank, collectively. The Bank is one of the nation’s premier relationship-based business banks, providing banking and treasury management services to small, middle-market, and venture-backed businesses. The Bank offers a broad range of loan and deposit products and services through 77 full-service branches located throughout California and in Denver, Colorado, and Durham, North Carolina, as well as through regional offices nationwide. The Bank also provides full-service payment processing solutions to its clients and serves the Community Association Management industry nationwide with its technology-forward platform, SmartStreet™. The Bank is committed to its local communities by supporting organizations that provide financial literacy and job training, small business support, affordable housing, and more.
Recent Events
Strategic Balance Sheet Actions
During the second quarter of 2026, the Company executed several strategic balance sheet actions, including (i) the repositioning of $2.3 billion of lower-yielding HTM securities, (ii) the transfer of $827.0 million of selected commercial real estate and multi-family construction loans from HFI to HFS as part of a targeted loan sale process, and (iii) the redemption of $385.0 million of subordinated debt.
As part of the securities repositioning, the Company transferred $2.3 billion of HTM securities to AFS, subsequently sold substantially all of the transferred securities, and redeployed a portion of the proceeds into higher-yielding, shorter-duration AFS securities. In connection with the targeted loan sale process, the Company transferred $827.0 million of loans to HFS during the quarter and subsequently entered into agreements to sell these loans in July 2026. In addition, the Company redeemed $385.0 million of subordinated debt prior to a higher interest rate reset.
Stock Repurchase Program
On March 23, 2026, we announced the extension of the Company’s existing $300 million stock repurchase program, which had been scheduled to expire in March 2026, through March 16, 2027. During six months ended June 30, 2026, the Company repurchased a total of approximately 1.7 million shares of common and common equivalent stock for $31.9 million, at a weighted-average price of $18.68 per share. As of June 30, 2026, the Company had $82.6 million remaining under the stock repurchase authorization. For further information on the stock repurchase program, see "Note 14. Stockholders' Equity", in Item 1 of this Form 10-Q.

Critical Accounting Policies and Estimates
The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements and related notes, which have been prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts and disclosure. We evaluate these estimates and assumptions on an ongoing basis based on historical experience and other relevant factors and circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material adverse effect on our financial condition and results of operations.
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

	Three Months Ended			Six Months Ended
Return on Average Tangible	June 30,	March 31,	June 30,	June 30,
Common Equity ("ROATCE")	2026	2026	2025	2026	2025
	(Dollars in thousands)
Net (loss) earnings	$(241,347)	$71,952	$28,385	$(169,395)	$81,953

Adjustments:
Intangible asset amortization	6,349	6,348	7,159	12,697	14,319
Tax impact of adjustment above (1)	(1,778)	(1,596)	(1,655)	(3,720)	(3,311)
Adjustment to net (loss) earnings	4,571	4,752	5,504	8,977	11,008

Adjusted net (loss) earnings for ROATCE	(236,776)	76,704	33,889	(160,418)	92,961
Less: Preferred stock dividends	9,947	9,947	9,947	19,894	19,894
Adjusted net (loss) earnings available to common and
equivalent stockholders for ROATCE	$(246,723)	$66,757	$23,942	$(180,312)	$73,067

Average stockholders' equity	$3,545,141	$3,548,700	$3,430,143	$3,546,910	$3,476,902
Less: Average goodwill and intangible assets	311,068	317,215	337,352	314,125	340,961
Less: Average preferred stock	498,516	498,516	498,516	498,516	498,516
Average tangible common equity	$2,735,557	$2,732,969	$2,594,275	$2,734,269	$2,637,425

Return on average equity (2)	(27.31)%	8.22%	3.32%	(9.63)%	4.75%
Return on average tangible common equity (3)	(36.18)%	9.91%	3.70%	(13.30)%	5.59%
___________________________________
(1)     Effective tax rates of 28.00%, 25.14% and 23.12% used for the three months ended June 30, 2026, March 31, 2026 and June 30, 2025. Effective tax rates of 29.30% and 23.12% used for the six months ended June 30, 2026 and 2025.
(2)     Annualized net (loss) earnings divided by average stockholders' equity.
(3)     Annualized adjusted net (loss) earnings available to common and equivalent stockholders for ROATCE divided by average tangible common equity.

Tangible Common Equity and
Tangible Book Value Per Common Share	June 30, 2026	December 31, 2025
	(Dollars in thousands, except per share data)
Stockholders’ equity	$3,410,146	$3,541,277
Less: Preferred stock	498,516	498,516
Total common equity	2,911,630	3,042,761
Less: Goodwill and intangible assets	307,230	319,808
Tangible common equity	$2,604,400	$2,722,953

Book value per common share (1)	$18.38	$19.56
Tangible book value per common share (2)	$16.44	$17.51
Common and equivalent shares outstanding (3)	158,432,520	155,533,403
_______________________________________
(1)    Total common equity divided by common and equivalent shares outstanding.
(2)    Tangible common equity divided by common and equivalent shares outstanding.
(3)    Common and equivalent shares outstanding include NVCE that are participating securities. There was no NVCE outstanding as of June 30, 2026.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Efficiency Ratio	2026	2026	2025	2026	2025
	(Dollars in thousands)
Noninterest expense (1)	$189,867	$181,391	$185,869	$371,258	$369,522
Less: Intangible asset amortization	(6,349)	(6,348)	(7,159)	(12,697)	(14,319)
Noninterest expense used for efficiency ratio	$183,518	$175,043	$178,710	$358,561	$355,203

Net interest income	$250,501	$251,617	$240,216	$502,118	$472,580
Noninterest (loss) income	(234,096)	35,328	32,633	(198,768)	66,283
Total revenue	16,405	286,945	272,849	303,350	538,863
Add: Loss on sale of securities	256,749	—	—	256,749	—
Total revenue used for efficiency ratio	$273,154	$286,945	$272,849	$560,099	$538,863

Noninterest expense to total revenue	1157.37%	63.21%	68.12%	122.39%	68.57%
Efficiency ratio (2)	67.18%	61.00%	65.50%	64.02%	65.92%
_______________________________________
(1)    Includes customer related expense of $24.1 million, $23.7 million, and $26.6 million for the three months ended June 30, 2026, March 31, 2026, and June 30, 2025, and $47.9 million and $54.3 million for six months ended June 30, 2026 and 2025.
(2)    Noninterest expense used for efficiency ratio divided by total revenue used for efficiency ratio.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Pre-Tax Pre-Provision (Loss) Income	2026	2026	2025	2026	2025
	(Dollars in thousands)
Net interest income (GAAP)	$250,501	$251,617	$240,216	$502,118	$472,580
Add: Noninterest (loss) income (GAAP)	(234,096)	35,328	32,633	(198,768)	66,283
Total revenues (GAAP)	16,405	286,945	272,849	303,350	538,863
Less: Noninterest expense (GAAP)	189,867	181,391	185,869	371,258	369,522
Pre-tax pre-provision (loss) income (Non-GAAP)	$(173,462)	$105,554	$86,980	$(67,908)	$169,341

Results of Operations
The Company reported net loss available to common and equivalent stockholders of $251.3 million, or $(1.61) per diluted common share, for the second quarter of 2026. This compares to net earnings available to common and equivalent stockholders of $62.0 million, or $0.39 per diluted common share, for the first quarter of 2026, and net earnings available to common and equivalent stockholders of $18.4 million, or $0.12 per diluted common share, for the second quarter of 2025. The net loss for the second quarter of 2026 was primarily attributable to the impact of strategic balance sheet actions undertaken during the quarter, including the securities repositioning, targeted loan sale process, and redemption of subordinated debt.
Second Quarter 2026 Financial Highlights:
•Executed a securities repositioning to drive higher recurring earnings power, including the sale of $2.3 billion of lower-yielding securities and partial redeployment of $1.7 billion into higher-yielding shorter-duration securities, with the remaining proceeds expected to be invested in the third quarter of 2026. The repositioning generated a 276 basis point yield pickup on redeployed balances and resulted in a $256.7 million pre-tax loss on securities.
•Commenced a targeted loan sale process involving $827.0 million of loans to reduce selected exposures, enhance capital efficiency, and improve the risk profile of the loan portfolio. Total provision expense of $161.8 million includes the impact of transferring these loans to HFS at the LOCOM.
•Redeemed $385.0 million of subordinated debt prior to a significantly higher interest rate reset, reducing future funding costs and supporting stronger pre-tax pre-provision earnings.
•Average loans increased $556.1 million, or 2.3%, during the quarter, driven by $2.8 billion of loan production and disbursements with a weighted average interest rate on production of 6.39%.
•Total deposits increased $799.0 million, or 2.9% during the quarter, with average noninterest-bearing deposits comprising 28.5% of average total deposits.
•Loan-to-deposit ratio decreased 235 basis points to 89.3%.
•Credit quality trends were favorable, as classified loans and leases and special mention loans and leases as a percentage of total loans and leases HFI declined by 99 basis points, and 154 basis points, respectively.
•Capital ratios exceeded the regulatory thresholds for "well capitalized" banks, including a 11.67% Tier 1 capital ratio and 9.25% CET 1 capital ratio.
•Book value per share and tangible book value per share(1) were $18.38 and $16.44, respectively, reflecting the near-term impact of the strategic balance sheet actions completed during the quarter.
___________________________________
(1)    See "- Non-GAAP Financial Measures."

The following table presents financial results and performance ratios for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,
	2026	2026	2026	2025
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$414,596	$407,442	$822,038	$827,164
Interest expense	(164,095)	(155,825)	(319,920)	(354,584)
Net interest income	250,501	251,617	502,118	472,580
Provision for credit losses	(161,780)	(9,800)	(171,580)	(48,400)
Noninterest (loss) income	(234,096)	35,328	(198,768)	66,283
Noninterest expense	(189,867)	(181,391)	(371,258)	(369,522)
(Loss) earnings before income taxes	(335,242)	95,754	(239,488)	120,941
Income tax benefit (expense)	93,895	(23,802)	70,093	(38,988)
Net (loss) earnings	(241,347)	71,952	(169,395)	81,953
Preferred stock dividends	(9,947)	(9,947)	(19,894)	(19,894)
Net (loss) earnings available to
common and equivalent stockholders	$(251,294)	$62,005	$(189,289)	$62,059

Per Common Share Data:
Diluted (loss) earnings per share (1)	$(1.61)	$0.39	$(1.22)	$0.38

Performance Ratios:
Return on average assets (3)	(2.79)%	0.86%	(1.00)%	0.49%
Return on average equity (3)	(27.31)%	8.22%	(9.63)%	4.75%
Return on average tangible common equity (2)(3)	(36.18)%	9.91%	(13.30)%	5.59%
Net interest margin (3)	3.13%	3.24%	3.18%	3.09%
Yield on average loans and leases (3)	5.63%	5.74%	5.69%	5.92%
Cost of average total deposits (3)	1.80%	1.78%	1.79%	2.12%
Noninterest expense to total revenue (4)	1157.37%	63.21%	122.39%	68.57%
Efficiency ratio (2)(5)	67.18%	61.00%	64.02%	65.92%

Capital Ratios (consolidated):
Common equity tier 1 capital ratio	9.25%	10.18%
Tier 1 capital ratio	11.67%	12.54%
Total capital ratio	14.31%	16.55%
Tier 1 leverage capital ratio	8.89%	9.97%
Risk-weighted assets	$26,061,398	$26,697,277
_____________________________
(1)    Common shares include NVCE that are participating securities. There was no NVCE outstanding as of June 30, 2026 and March 31, 2026.
(2)    See "Non-GAAP Financial Measures" in Item 2 of this Form 10-Q.
(3)    Annualized.
(4)    Total revenue equals the sum of NII and noninterest income.
(5)    Ratio calculated by dividing noninterest expense (less intangible asset amortization and acquisition, integration and reorganization costs) by total revenue (less gain/loss on securities). See "Non-GAAP Financial Measures" in Item 2 of this Form 10-Q. Noninterest expense includes customer related expense of $24.1 million and $23.7 million for the three months ended June 30, 2026 and March 31, 2026, and $47.9 million and $54.3 million for six months ended June 30, 2026 and 2025.

Net Interest Income and Net Interest Margin
The following tables summarize the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	June 30, 2026			March 31, 2026			June 30, 2025
		Interest	Yields		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)	$25,266,712	$354,832	5.63%	$24,710,609	$349,943	5.74%	$24,504,319	$362,303	5.93%
Investment securities	4,938,232	42,407	3.44%	5,018,002	41,873	3.38%	4,719,954	37,616	3.20%
Deposits in financial institutions	1,912,585	17,357	3.64%	1,742,657	15,626	3.64%	1,872,736	20,590	4.41%
Total interest‑earning assets	32,117,529	414,596	5.18%	31,471,268	407,442	5.25%	31,097,009	420,509	5.42%
Other assets	2,527,401			2,531,433			2,667,140
Total assets	$34,644,930			$34,002,701			$33,764,149

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest checking	$8,313,161	47,694	2.30%	$8,175,172	46,882	2.33%	$7,778,882	52,877	2.73%
Money market	4,736,107	23,429	1.98%	4,785,691	22,826	1.93%	5,412,681	33,615	2.49%
Savings	1,883,240	9,575	2.04%	1,957,831	9,772	2.02%	1,959,987	12,777	2.61%
Time	4,820,101	43,572	3.63%	4,510,418	40,753	3.66%	4,569,490	45,671	4.01%
Total interest‑bearing deposits	19,752,609	124,270	2.52%	19,429,112	120,233	2.51%	19,721,040	144,940	2.95%
Borrowings	2,399,546	26,568	4.44%	1,765,661	20,177	4.63%	1,628,584	20,021	4.93%
Subordinated debt	699,159	13,257	7.61%	953,739	15,415	6.55%	946,740	15,332	6.50%
Total interest‑bearing liabilities	22,851,314	164,095	2.88%	22,148,512	155,825	2.85%	22,296,364	180,293	3.24%
Noninterest‑bearing demand deposits	7,866,139			7,890,489			7,583,894
Other liabilities	382,336			415,000			453,748
Total liabilities	31,099,789			30,454,001			30,334,006
Stockholders’ equity	3,545,141			3,548,700			3,430,143
Total liabilities and
stockholders' equity	$34,644,930			$34,002,701			$33,764,149
Net interest income		$250,501			$251,617			$240,216
Net interest rate spread			2.30%			2.40%			2.18%
Net interest margin			3.13%			3.24%			3.10%

Total deposits (2)	$27,618,748	$124,270	1.80%	$27,319,601	$120,233	1.78%	$27,304,934	$144,940	2.13%
Total funds (3)	$30,717,453	$164,095	2.14%	$30,039,001	$155,825	2.10%	$29,880,258	$180,293	2.42%
_____________________
(1)    Total loans are net of deferred fees, related direct costs, and premiums and discounts, but exclude the allowance for loan losses. Includes net loan discount accretion of $11.2 million, $12.2 million and $16.1 million for the three months ended June 30, 2026, March 31, 2026 and June 30, 2025.
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

	Six Months Ended
	June 30, 2026			June 30, 2025
		Interest	Yields		Interest	Yields
	Average	Income/	and	Average	Income/	and
	Balance	Expense	Rates	Balance	Expense	Rates
	(Dollars in thousands)
ASSETS:
Loans and leases (1)	$24,990,197	$704,775	5.69%	$24,148,460	$708,406	5.92%
Investment securities	4,977,896	84,280	3.41%	4,726,957	75,478	3.22%
Deposits in financial institutions	1,828,090	32,983	3.64%	1,979,843	43,280	4.41%
Total interest‑earning assets	31,796,183	822,038	5.21%	30,855,260	827,164	5.41%
Other assets	2,529,406			2,682,266
Total assets	$34,325,589			$33,537,526

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest checking	$8,244,548	94,576	2.31%	$7,562,369	100,756	2.69%
Money market	4,760,762	46,255	1.96%	5,414,190	66,618	2.48%
Savings	1,920,329	19,347	2.03%	1,954,349	25,634	2.65%
Time	4,666,115	84,325	3.64%	4,534,076	92,462	4.11%
Total interest-bearing deposits	19,591,754	244,503	2.52%	19,464,984	285,470	2.96%
Borrowings	2,084,355	46,745	4.52%	1,513,790	38,442	5.12%
Subordinated debt	825,746	28,672	7.00%	944,790	30,672	6.55%
Total interest‑bearing liabilities	22,501,855	319,920	2.87%	21,923,564	354,584	3.26%
Noninterest‑bearing demand deposits	7,878,247			7,649,000
Other liabilities	398,577			488,060
Total liabilities	30,778,679			30,060,624
Stockholders’ equity	3,546,910			3,476,902
Total liabilities and stockholders' equity	$34,325,589			$33,537,526
Net interest income		$502,118			$472,580
Net interest rate spread			2.34%			2.15%
Net interest margin			3.18%			3.09%

Total deposits (2)	$27,470,001	$244,503	1.79%	$27,113,984	$285,470	2.12%
Total funds (3)	$30,380,102	$319,920	2.12%	$29,572,564	$354,584	2.42%
_____________________
(1)    Total loans are net of deferred fees, related direct costs, and premiums and discounts, but exclude the allowance for loan losses. Includes net loan discount accretion of $23.4 million and $32.1 million for the six months ended June 30, 2026 and 2025.
(2)    Total deposits is the sum of total interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on total deposits divided by average total deposits.
(3)    Total funds is the sum of total interest-bearing liabilities and noninterest-bearing demand deposits. The cost of total funds is calculated as annualized total interest expense divided by average total funds.

Second Quarter of 2026 Compared to First Quarter of 2026
NII decreased by $1.1 million to $250.5 million for the second quarter, from $251.6 million in the first quarter. This decrease was driven by an $8.3 million increase in total interest expense, offset partially by a $7.2 million increase in total interest income. The increase in interest expense was due to a $4.0 million increase in interest expense on deposits, attributable to higher average balances, and a $4.2 million increase in interest expense on our borrowings driven by higher balances to fund loan growth and replace subordinated debt funding, following the redemption of the 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 during the second quarter. The increase in interest income was driven by a $10.4 million increase from higher average loan balances and an additional day in the quarter, and a $2.3 million increase from investments and deposits in financial institutions driven by higher average balances as a result of the securities repositioning. These increases were offset partially by a $4.6 million reduction primarily related to loans placed on nonaccrual status.
Net interest margin was 3.13% for the second quarter, down 11 basis points from 3.24% for the first quarter. The decrease was primarily driven by nonaccrual interest impacts and an increase in short-term funding associated with strong loan growth and the redemption of subordinated debt, while core deposit growth strengthened toward quarter-end, improving the Company's funding profile entering the third quarter. The average total cost of funds increased to 2.14% from 2.10%, as a result of a 2 basis point increase in the average total cost of deposits to 1.80%, and a 19 basis point decrease in the average cost of borrowings to 4.44%. The average yield on interest-earning assets decreased to 5.18% from 5.25%, as a result of an 11 basis point decrease in the average yield on loans and leases to 5.63%.
Average total deposits increased by $299.1 million, with a $323.5 million increase in average interest-bearing deposits, offset partially by a $24.4 million decrease in average noninterest-bearing deposits. Average noninterest-bearing deposits represented 28.5% of average total deposits in the second quarter, down from 28.9% in the first quarter.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
NII increased $29.5 million to $502.1 million for the six months ended June 30, 2026, from $472.6 million for the six months ended June 30, 2025. This increase was primarily driven by a $41.0 million decrease in interest expense on deposits primarily due to lower interest rates following federal funds rate cuts, and an $8.8 million increase in interest income from investment securities reflecting the benefits of prior strategic balance sheet actions and reinvestment into higher-yielding assets. These benefits were offset partially by a $10.3 million decrease in interest income from deposits in financial institutions due to lower balances and lower market interest rates, a $6.3 million increase in borrowing costs associated with funding loan growth and the subordinated debt redemption in the second quarter of 2026, and a $3.6 million decrease in loan interest income primarily attributable to a reversal of previously accrued interest on loans placed on nonaccrual status, offset partially by the benefit of higher average loan balances.
The net interest margin was 3.18% for the six months ended June 30, 2026, up 9 basis points from 3.09% for the six months ended June 30, 2025. The year-over-year improvement was primarily driven by a 30 basis point decrease in the average total cost of funds to 2.12%, offset partially by a 20 basis point decrease in the average yield on interest-earning assets to 5.21%.
The average total cost of funds decreased by 30 basis points to 2.12%, driven mainly by lower market interest rates. The average cost of deposits declined by 33 basis points to 1.79%, reflecting the impact of federal funds rate cuts in the second half of 2025. Average total deposits increased by $356.0 million year-over-year, as a result of a $229.2 million increase in average noninterest-bearing deposits and a $126.8 million increase in average interest-bearing deposits. Average noninterest-bearing deposits represented 28.7% of average total deposits for the six months ended June 30, 2026, up from 28.2% for the comparable period in 2025. The average cost of borrowings also decreased by 60 basis points to 4.52%, reflecting the paydown of higher-cost borrowings in the prior year and their replacement with lower-cost long-term FHLB advances.
The average yield on interest-earning assets declined by 20 basis points to 5.21%, due primarily to a 23 basis point decline in the average yield on loans and leases.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases HFI and securities and information regarding credit quality metrics for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2026	2026	2025	2026	2025
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for loan and lease losses	$162,000	$9,800	$38,580	$171,800	$48,280
(Reduction in) addition to reserve for unfunded loan commitments	(2,000)	—	(350)	(2,000)	150
Total loan-related provision	160,000	9,800	38,230	$169,800	$48,430
(Reduction in) addition to allowance for HTM securities	(695)	—	95	(695)	(805)
Addition to allowance for AFS securities	2,475	—	775	2,475	775
Total securities-related provision	1,780	—	870	1,780	(30)
Total provision for credit losses	$161,780	$9,800	$39,100	$171,580	$48,400

Credit Quality Metrics:
Net charge-offs on loans and leases HFI (1)	$160,281	$13,812	$44,222	$174,093	$58,296
Annualized net charge-offs to average loans and leases	2.54%	0.23%	0.72%	1.40%	0.49%
At quarter-end:
Allowance for credit losses	$276,240	$276,521	$258,565
Allowance for credit losses to loans and leases HFI	1.14%	1.12%	1.07%
Allowance for credit losses to nonaccrual loans and leases HFI	135.60%	148.88%	154.35%
Nonaccrual loans and leases HFI	$203,712	$185,734	$167,516
Nonaccrual loans and leases HFI to loans and leases HFI	0.84%	0.75%	0.69%
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
Second Quarter of 2026 Compared to First Quarter of 2026
The provision for credit losses was $161.8 million for the second quarter compared to $9.8 million for the first quarter. The increase was primarily driven by $161.6 million of charge-offs, the impact of loan growth and higher loss given default rates on commercial real estate and multi-family construction loans, offset partially by improved risk ratings for our HFI portfolio. The increase in net charge-offs in the quarter related primarily to the transfer of $827.0 million of loans to HFS in connection with the targeted loan sale process. The transfer required the loans to be recorded at LOCOM, resulting in charge-offs and additional provision expense during the quarter.
The first quarter provision for loan losses and unfunded loan commitments was primarily driven by net charge off activity and changes in loan risk ratings including specific reserves, offset partially by lower balances in the HFI portfolio and lower qualitative reserves.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The provision for credit losses was $171.6 million for the six months ended June 30, 2026, compared to $48.4 million for the six months ended June 30, 2025. The provision for the six months ended 2026 consisted of provision for loan losses of $171.8 million, primarily reflecting the impact of the targeted loan sale process, offset partially by a $2.0 million reduction in provision for unfunded loan commitments.
The provision for the six months ended June 30, 2025 included the impact of $506.7 million of loans transferred to HFS and recorded at the LOCOM. The remaining increase in the provision for loan losses and unfunded loan commitments was primarily driven by net charge-off activity experienced in the first half of the year, with additional impacts from changes in loan risk ratings, and higher unfunded commitments. These were offset partially by lower qualitative reserves, lower specific reserves, and a favorable shift in the portfolio mix due to growth in loan segments with lower expected credit losses.

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
For information regarding the ACL on loans and leases HFI and HTM securities, see “Balance Sheet Analysis - Allowance for Credit Losses on Loans and Leases” and “Critical Accounting Policies and Estimates” in Item 2 Management's Discussion and Analysis, and "Note 4. Loans and Leases Held for Investment" in Item 1 of this Form 10-Q.
Noninterest (Loss) Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,
Noninterest (Loss) Income	2026	2026	2026	2025
	(In thousands)
Commissions and fees	$9,034	$10,980	20,014	19,599
Leased equipment income	7,820	8,530	16,350	21,015
Service charges on deposit accounts	4,763	4,978	9,741	8,999
(Loss) gain on loans and leases HFS	(12,544)	10	(12,534)	232
Loss on securities AFS	(256,749)	—	(256,749)	—
Dividends and gains on equity investments	3,326	2,002	5,328	2,209
Warrant income	896	938	1,834	932
Other	9,358	7,890	17,248	13,297
Total noninterest (loss) income	$(234,096)	$35,328	$(198,768)	$66,283
Second Quarter of 2026 Compared to First Quarter of 2026
Noninterest income decreased by $269.4 million, resulting in a loss of $234.1 million for the second quarter, compared to noninterest income of $35.3 million for the first quarter. The decrease was primarily driven by a $256.7 million pre-tax loss recognized as part of the securities repositioning, and a $12.5 million loss recorded as part of the LOCOM adjustment on HFS loans. Also included in noninterest income was a $3.1 million loss related to the redemption of $385.0 million aggregate principal amount of subordinated notes during the quarter. The decrease for the quarter was offset by the $3.8 million gain recognized on the sale of the Company's single-family mortgage servicing rights portfolio, which serviced approximately $1.35 billion of underlying loans.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Noninterest income decreased by $265.1 million to a loss of $198.8 million for the six months ended June 30, 2026, compared to income of $66.3 million for the same period 2025. The year-to-date decrease was primarily attributable to the $256.7 million pre-tax loss recognized as part of the securities repositioning, and a $12.5 million LOCOM adjustment on the HFS loans, as discussed above.

Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,
Noninterest Expense	2026	2026	2026	2025
	(In thousands)
Compensation	$85,120	$91,100	$176,220	$174,779
Customer related expense	24,114	23,737	47,851	54,328
Occupancy	14,714	14,892	29,606	30,483
Insurance and assessments	14,500	6,764	21,264	16,686
Information technology and data processing	13,769	14,339	28,108	28,172
Intangible asset amortization	6,349	6,348	12,697	14,319
Other professional services	5,599	4,236	9,835	10,919
Loan expense	5,170	4,292	9,462	6,980
Leased equipment depreciation	5,168	5,304	10,472	13,441
Other	15,364	10,379	25,743	19,415
Total noninterest expense	$189,867	$181,391	$371,258	$369,522
Second Quarter of 2026 Compared to First Quarter of 2026
Noninterest expense increased by $8.5 million to $189.9 million for the second quarter from $181.4 million for the first quarter, primarily reflecting a $7.7 million increase in insurance and assessment due to a higher FDIC assessment rate resulting from the strategic balance sheet actions and its effect on assessment-related metrics and a $5.0 million increase in other expense related mainly to software obsolescence charges. These increases were offset partially by a $6.0 million decrease in compensation expense due to seasonal payroll related costs recognized in the first quarter.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Noninterest expense increased by $1.7 million to $371.3 million for the six months ended June 30, 2026 from $369.5 million for the six months ended June 30, 2025. The increase is primarily due to a $6.3 million increase in other expense related mainly to software obsolescence charges, a $4.6 million increase in insurance and assessment due to the higher assessment rate resulting from the strategic balance sheet actions, and a $2.5 million increase in loans expense related to legal fees. These increases were offset partially by a $6.5 million decrease in customer related expenses primarily due to federal fund rate cuts in the fourth quarter of 2025 and a $3.0 million decrease in leased equipment depreciation.
Income Taxes
Second Quarter of 2026 Compared to First Quarter of 2026
Income tax benefit of $93.9 million was recorded for the second quarter, resulting in an effective tax rate of 28.0%, compared to income tax expense of $23.8 million and an effective tax rate of 24.9% for the first quarter. The second quarter tax rate reflects the effects of the Company's strategic balance sheet actions. Due to the significant impact of these actions on projected annual earnings, the Company calculated its second quarter income tax provision using a year to date effective tax rate approach rather than the estimated annual effective tax rate method.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Income tax benefit of $70.1 million was recorded for the six months ended June 30, 2026, resulting in an effective tax rate of 29.3%, compared to income tax expense of $39.0 million and effective tax rate of 32.2% for the same period 2025. The decrease in effective tax rate from 2025 to 2026 is due primarily to the impact of a DTA revaluation recorded following the California state tax changes passed as part of the 2025 California budget enacted on June 30, 2025.

Balance Sheet Analysis
The following table provides a summary of our balance sheet highlights as of the dates indicated:

Balance Sheet Highlights	June 30, 2026	December 31, 2025	Increase (Decrease)
	(In thousands)
Cash and cash equivalents	$2,818,055	$2,307,965	$510,090
Securities AFS	4,484,021	2,454,058	2,029,963
Securities HTM	—	2,308,636	(2,308,636)
Loans HFS	915,171	182,936	732,235
Loans and leases HFI	24,210,846	25,032,679	(821,833)
Total loans and leases	25,126,017	25,215,615	(89,598)
Total assets	35,030,953	34,797,442	233,511
Noninterest-bearing deposits	7,758,119	7,822,787	(64,668)
Total deposits	28,121,182	27,843,357	277,825
Borrowings	2,460,363	2,063,819	396,544
Subordinated debt	573,555	952,740	(379,185)
Total liabilities	31,620,807	31,256,165	364,642
Total stockholders' equity	3,410,146	3,541,277	(131,131)
The Company's June 30, 2026 balance sheet reflects the effects of the several strategic balance sheet actions, including the repositioning of $2.3 billion of lower-yielding HTM securities, the transfer of $827.0 million of loans from HFI to HFS as part of a targeted loan sale process, and the retirement of $385.0 million of subordinated debt.
Securities Available-for-Sale
The following table presents the composition and durations of our AFS securities as of the dates indicated:

	June 30, 2026			December 31, 2025
	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency residential CMOs	$2,599,212	58%	3.5	$871,624	36%	2.3
Agency residential MBS	788,640	18%	7.5	834,085	34%	7.6
Private label residential CMOs	262,028	6%	4.8	228,975	9%	4.4
Collateralized loan obligations	200,500	5%	—	200,822	8%	—
Corporate debt securities	237,864	5%	1.1	241,596	10%	1.0
Agency commercial MBS	149,572	3%	4.1	50,966	2%	3.2
Asset-backed securities	12,181	—%	0.9	13,249	1%	0.1
Private label commercial MBS	7,511	—%	2.9	9,279	—%	3.1
SBA securities	3,038	—%	3.9	3,462	—%	3.0
U.S. Treasury securities	223,475	5%	2.6	—	—%	—
Total securities AFS	$4,484,021	100%	4.0	$2,454,058	100%	4.0

AFS securities increased by $1.8 billion to $4.5 billion at June 30, 2026 compared to $2.5 billion at December 31, 2025, due primarily to the transfer of HTM securities to AFS of $2.3 billion and purchases of $2.3 billion, offset partially by the sale of $2.3 billion, as part of the securities repositioning, $236.7 million of principal paydowns, $27.5 million of maturities, $17.4 million decrease in the fair value of AFS securities, and $3.4 million of net amortization. As of June 30, 2026, AFS securities had aggregate unrealized net after-tax losses in AOCI of $145.3 million, up from $136.6 million at December 31, 2025, driven by higher interest rates.

Securities Held-to-Maturity
As a result of the securities repositioning, the Company did not hold any securities classified as HTM as of June 30, 2026. The following table presents the composition and duration of our HTM securities as of December 31, 2025.

	December 31, 2025
	Amortized	% of	Duration
Security Type	Cost	Total	(in years)
	(Dollars in thousands)
Municipal securities	$1,237,792	54%	7.5
Agency commercial MBS	447,283	19%	5.1
Private label commercial MBS	360,382	16%	4.8
U.S. Treasury securities	193,022	8%	5.0
Corporate debt securities	70,852	3%	4.0
Total securities HTM	$2,309,331	100%	6.3

Loans Held for Sale
As part of our management of the loans held in our portfolio, on occasion we will transfer loans from HFI to HFS. Total loans and leases HFS increased by $732.2 million to $915.2 million at June 30, 2026 compared to $182.9 million at December 31, 2025. The increase was primarily driven by the transfer of $827.0 million of loans from HFI to HFS, which were recorded at the LOCOM, as part of the Company's targeted loan sale process and broader strategic balance sheet actions completed during the second quarter of 2026, offset partially by loan sales of $146.5 million .

Loans and Leases Held for Investment
The following table presents the composition of our loans and leases HFI by loan portfolio segment, class, and subclass as of the dates indicated:

	June 30, 2026		December 31, 2025
		% of		% of
	Balance	Total	Balance	Total
	(Dollars in thousands)
Real Estate Mortgage:
Commercial real estate	$3,110,481	13%	$3,259,164	13%
SBA program	632,478	3%	666,424	3%
Hotel	294,270	1%	389,049	1%
Total commercial real estate mortgage	4,037,229	17%	4,314,637	17%
Multi-family	5,445,475	22%	6,089,417	24%
Residential mortgage	3,769,706	16%	3,307,427	14%
Investor-owned residential	19,218	—%	32,567	—%
Residential renovation	4,952	—%	6,739	—%
Total other residential real estate	3,793,876	16%	3,346,733	14%
Total real estate mortgage	13,276,580	55%	13,750,787	55%
Real Estate Construction and Land:
Commercial	360,392	1%	379,387	2%
Residential	1,114,459	5%	1,568,240	6%
Total real estate construction and land (1)	1,474,851	6%	1,947,627	8%
Commercial:
Lender finance	2,017,200	8%	1,623,474	6%
Equipment finance	661,152	3%	674,714	3%
Premium finance	355,960	1%	447,939	2%
Other asset-based	284,510	2%	204,883	1%
Total asset-based	3,318,822	14%	2,951,010	12%
Equity fund loans	1,504,497	6%	1,320,297	5%
Venture lending	935,578	4%	901,800	4%
Total venture capital	2,440,075	10%	2,222,097	9%
Warehouse lending	1,680,730	7%	2,100,075	8%
Secured business loans	728,436	3%	806,597	3%
Other lending	944,368	4%	897,427	4%
Total other commercial	3,353,534	14%	3,804,099	15%
Total commercial	9,112,431	38%	8,977,206	36%
Consumer	346,984	1%	357,059	1%
Total loans and leases HFI	$24,210,846	100%	$25,032,679	100%

Total unfunded loan commitments	$5,211,632		$5,433,357
 ________________________________
(1)    Includes land and acquisition and development loans of $186.0 million at June 30, 2026 and $214.5 million at December 31, 2025.

Our non-deposit financial institutions ("NDFI") lending for HFI loans totaled $5.2 billion or 21.6%, as of June 30, 2026 compared to $5.1 billion, or 20.5% as of December 31, 2025, and is diversified across multiple asset classes, including warehouse lending, equity fund loans, and lender finance. The NDFI portfolio has a history of strong asset quality performance with no delinquencies, nonperforming loans, or classified loans for these respective periods.

The following table presents a roll forward of loans and leases HFI for the period indicated:

Roll Forward of Loans and Leases Held for Investment	Six Months Ended June 30, 2026
(In thousands)
Balance, beginning of period	$25,032,679
Additions:
Production	2,174,209
Disbursements	2,736,926
Total production and disbursements	4,911,135
Reductions:
Payoffs	(1,613,249)
Paydowns	(3,052,484)
Total payoffs and paydowns	(4,665,733)
Sales	(74,236)
Transfers to foreclosed assets	(2,104)
Charge-offs	(177,714)
Transfers to loans HFS	(813,181)
Total reductions	(5,732,968)
Net decrease	(821,833)
Balance, end of period	$24,210,846
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
Total real estate loans HFI were $14.8 billion, or 61%, of our loan portfolio at June 30, 2026 and consisted of $13.3 billion of real estate mortgage loans and $1.5 billion of real estate construction and land loans, compared to $15.7 billion, or 63%, of our total loan portfolio at December 31, 2025 and consisted of $13.8 billion of real estate mortgage loans and $1.9 billion of real estate construction and land loans. At June 30, 2026 and December 31, 2025, 70% and 71% of our real estate loans were collateralized by property in California, reflecting the concentration of our community banking operations within the state.
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

The following table presents information regarding the ACL on loans and leases HFI as of the dates indicated:

Allowance for Credit Losses Data	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Allowance for loan and lease losses	$243,319	$245,612
Reserve for unfunded loan commitments	32,921	34,921
Total allowance for credit losses	$276,240	$280,533

Allowance for credit losses to loans and leases HFI	1.14%	1.12%
Allowance for loan and lease losses to nonaccrual loans and leases HFI	135.60%	176.30%
The following table presents the changes in our ACL on loans and leases HFI for the periods indicated:

	Three Months Ended		Six Months Ended
Roll Forward of Allowance for Credit Losses	June 30,	March 31,	June 30,	June 30,
on Loans and Leases Held for Investment	2026	2026	2026	2025
	(Dollars in thousands)
Balance, beginning of period	$276,521	$280,533	$280,533	$268,431
Provision for credit losses:
Addition to allowance for loan and lease losses	162,000	9,800	171,800	48,280
Addition to reserve for unfunded loan commitments	(2,000)	—	(2,000)	150
Total provision for credit losses	160,000	9,800	169,800	48,430
Loans and leases charged off:
Real estate mortgage	(77,833)	(5,374)	(83,207)	(21,869)
Real estate construction and land	(67,531)	(8,077)	(75,608)	(21,536)
Commercial	(15,104)	(1,737)	(16,841)	(18,175)
Consumer	(1,149)	(909)	(2,058)	(1,919)
Total loans and leases charged off	(161,617)	(16,097)	(177,714)	(63,499)
Recoveries on loans and leases charged off:
Real estate mortgage	90	802	892	610
Commercial	921	1,307	2,228	4,391
Consumer	325	176	501	202
Total recoveries on loans and leases charged off	1,336	2,285	3,621	5,203
Net charge-offs	(160,281)	(13,812)	(174,093)	(58,296)
Balance, end of period	$276,240	$276,521	$276,240	$258,565

Annualized net charge-offs to average loans and leases	2.54%	0.23%	1.40%	0.49%

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Allowance for Credit Losses Charge-offs	2026	2026	2026	2025
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$2,542	$—	$2,542	$16,817
SBA program	5	—	5	583
Hotel	6,404	5,100	11,504	—
Total commercial real estate mortgage	8,951	5,100	14,051	17,400
Multi-family	68,249	—	68,249	3,275
Residential mortgage	—	71	71	129
Investor-owned residential	619	14	633	768
Residential renovation	14	189	203	297
Total other residential real estate	633	274	907	1,194
Total real estate mortgage	77,833	5,374	83,207	21,869
Real Estate Construction and Land:
Commercial	—	8,077	8,077	21,536
Residential	67,531	—	67,531	—
Total real estate construction and land	67,531	8,077	75,608	21,536
Commercial:
Venture lending	14,400	—	14,400	5,257
Total venture capital	14,400	—	14,400	5,257
Secured business loans	—	1,426	1,426	3,577
Other lending	704	311	1,015	9,341
Total other commercial	704	1,737	2,441	12,918
Total commercial	15,104	1,737	16,841	18,175
Consumer	1,149	909	2,058	1,919
Total charge-offs	$161,617	$16,097	$177,714	$63,499

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Allowance for Credit Losses Recoveries	2026	2026	2026	2025
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$14	$472	$486	$312
SBA program	62	90	152	196
Total commercial real estate mortgage	76	562	638	508
Residential mortgage	7	161	168	16
Investor-owned residential	7	49	56	—
Residential renovation	—	30	30	86
Total other residential real estate	14	240	254	102
Total real estate mortgage	90	802	892	610
Commercial:
Premium finance	—	2	2	9
Other asset-based	100	558	658	—
Total asset-based	100	560	660	9
Venture lending	23	13	36	50
Total venture capital	23	13	36	50
Secured business loans	458	243	701	496
Other lending	340	491	831	3,836
Total other commercial	798	734	1,532	4,332
Total commercial	921	1,307	2,228	4,391
Consumer	325	176	501	202
Total recoveries	$1,336	$2,285	$3,621	$5,203

Credit Quality
Nonperforming Assets, Classified Loans and Leases, and Special Mention Loans and Leases
The following table presents information on our nonperforming assets, classified loans and leases, and special mention loans and leases as of the dates indicated:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Nonaccrual loans and leases HFI	$203,712	$159,168
Accruing loans contractually past due 90 days or more	—	—
Total nonperforming loans and leases	203,712	159,168
Foreclosed assets, net	16,319	17,115
Total nonperforming assets	$220,031	$176,283

Classified loans and leases HFI	$582,790	$800,330
Special mention loans and leases HFI	300,542	458,683
Criticized loans and leases HFI	$883,332	$1,259,013

Nonaccrual loans and leases HFI to loans and leases HFI	0.84%	0.64%
Nonperforming assets to loans and leases HFI and foreclosed assets, net	0.91%	0.70%
Allowance for credit losses to nonaccrual loans and leases HFI	135.60%	176.25%
Classified loans and leases HFI to loans and leases HFI	2.41%	3.20%
Special mention loans and leases HFI to loans and leases HFI	1.24%	1.83%
Nonaccrual Loans and Leases Held for Investment
The following table presents our nonaccrual loans and leases HFI and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	June 30, 2026		December 31, 2025		Increase (Decrease)
		Accruing		Accruing		Accruing
		and 30-89		and 30-89		and 30-89
	Nonaccrual	Days Past Due	Nonaccrual	Days Past Due	Nonaccrual	Days Past Due
	(In thousands)
Real estate mortgage:
Commercial	$107,116	$8,000	$93,334	$1,124	$13,782	$6,876
Multi-family	11,639	—	3,358	32,887	8,281	(32,887)
Other residential	53,951	53,379	57,984	28,614	(4,033)	24,765
Total real estate mortgage	172,706	61,379	154,676	62,625	18,030	(1,246)
Real estate construction and land:
Residential	2,385	—	—	26,540	2,385	(26,540)
Total real estate construction and land	2,385	—	—	26,540	2,385	(26,540)
Commercial:
Asset-based	—	5,891	—	1,142	—	4,749
Venture capital	14,398	—	625	—	13,773	—
Other commercial	13,038	4,001	2,510	788	10,528	3,213
Total commercial	27,436	9,892	3,135	1,930	24,301	7,962
Consumer	1,185	1,482	1,357	1,933	(172)	(451)
Total HFI	$203,712	$72,753	$159,168	$93,028	$44,544	$(20,275)

Nonperforming loans and leases HFI increased by $44.5 million to $203.7 million at June 30, 2026 compared to $159.2 million at December 31, 2025, due mainly to additions of $446.3 million, offset partially by transfers to loans HFS of $248.0 million, charge-offs of $97.1 million, principal and other reductions of $52.4 million, and transfers to accrual status of $4.4 million. As of June 30, 2026, three of our largest loan relationships on nonaccrual status had an aggregate carrying value of $69.8 million and represented 34% of total nonaccrual loans and leases.
Loans and leases accruing and 30-89 days past due decreased by $20.3 million to $72.8 million as of June 30, 2026 compared to $93.0 million at December 31, 2025, due mainly to decreases of $32.9 million in multi-family real estate mortgage delinquent loans and $26.5 million in residential real estate construction and land delinquent loans, offset partially by increases of $24.8 million in other residential real estate mortgage delinquent loans.
Foreclosed Assets, Net
The following table presents foreclosed assets (primarily OREO), net of the valuation allowance, by property type as of the dates indicated:

Property Type	June 30, 2026	December 31, 2025
	(In thousands)
Commercial real estate	$622	$—
Single-family residential	15,677	17,095
Total OREO, net	16,299	17,095
Other foreclosed assets	20	20
Total foreclosed assets, net	$16,319	$17,115
Foreclosed assets decreased by $0.8 million to $16.3 million at June 30, 2026 compared to $17.1 million at December 31, 2025, due mainly to sales of $2.9 million, offset partially by transfers from loans of $2.1 million.
Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases HFI as of the dates indicated:

Loan and Lease Credit Risk Ratings	June 30, 2026	December 31, 2025
	(In thousands)
Pass	$23,327,514	$23,773,666
Special mention	300,542	458,683
Classified	582,790	800,330
Total loans and leases HFI	$24,210,846	$25,032,679
Special mention and classified loans and leases were impacted by the transfer of $827.0 million of loans from HFI to HFS as part of the Company's targeted loan sale process.

The following table presents the classified and special mention credit risk rating categories for loans and leases HFI by loan portfolio segment and class and the related net changes as of the dates indicated:

	June 30, 2026		December 31, 2025		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$227,445	$158,679	$297,606	$126,998	$(70,161)	$31,681
Multi-family	157,819	59,149	166,385	216,286	(8,566)	(157,137)
Other residential	53,951	—	58,202	—	(4,251)	—
Total real estate mortgage	439,215	217,828	522,193	343,284	(82,978)	(125,456)
Real estate construction and land:
Commercial	—	—	52,828	—	(52,828)	—
Residential	2,385	4,036	2,982	10,714	(597)	(6,678)
Total real estate construction and land	2,385	4,036	55,810	10,714	(53,425)	(6,678)
Commercial:
Asset-based	15,255	4,135	36,732	7,180	(21,477)	(3,045)
Venture capital	99,773	36,182	171,847	64,577	(72,074)	(28,395)
Other commercial	24,739	35,434	12,143	27,689	12,596	7,745
Total commercial	139,767	75,751	220,722	99,446	(80,955)	(23,695)
Consumer	1,423	2,927	1,605	5,239	(182)	(2,312)
Total	$582,790	$300,542	$800,330	$458,683	$(217,540)	$(158,141)
Classified loans and leases decreased by $217.5 million to $582.8 million at June 30, 2026 compared to $800.3 million at December 31, 2025, primarily reflecting the transfer of certain loans to HFS as part of the Company's targeted loan sale process. The decline was concentrated in venture capital loans, CRE mortgage loans, and CRE construction and land loans, which decreased by $72.1 million, $70.2 million, and $52.8 million, respectively.
Special mention loans and leases decreased by $158.1 million to $300.5 million at June 30, 2026 compared to $458.7 million at December 31, 2025, primarily reflecting the targeted loan sale transfer. The largest decreases occurred in multi-family real estate mortgage loans, which declined by $157.1 million.

Deposits
The following table presents the composition of our deposits portfolio by account type as of the dates indicated:

	June 30, 2026		December 31, 2025
		% of		% of	Increase
Deposit Type	Balance	Total	Balance	Total	(Decrease)
	(Dollars in thousands)
Noninterest-bearing checking	$7,758,119	28%	$7,822,787	28%	$(64,668)
Interest-bearing:
Checking	8,739,368	31%	8,509,587	30%	229,781
Money market	5,136,561	18%	4,917,857	18%	218,704
Savings	1,834,517	7%	1,905,863	7%	(71,346)
Time:
Non-brokered	2,061,323	7%	2,254,293	8%	(192,970)
Brokered	2,591,294	9%	2,432,970	9%	158,324
Total time deposits	4,652,617	16%	4,687,263	17%	(34,646)
Total interest-bearing	20,363,063	72%	20,020,570	72%	342,493
Total deposits	$28,121,182	100%	$27,843,357	100%	$277,825
Total deposits increased by $277.8 million to $28.1 billion at June 30, 2026 compared to $27.8 billion at December 31, 2025. The increase in total deposits was due primarily to higher balances in checking accounts of $229.8 million and higher money market accounts of $218.7 million, offset partially by lower savings accounts of $71.3 million, lower noninterest-bearing checking accounts of $64.7 million, and lower brokered and non-brokered time deposits of $34.6 million. At June 30, 2026, noninterest-bearing deposits totaled $7.8 billion, or 28%, of total deposits, and interest-bearing deposits totaled $20.4 billion, or 72%, of total deposits, compared to noninterest-bearing deposits of $7.8 billion, or 28% of total deposits, and interest-bearing deposits of $20.0 billion, or 72% of total deposits, at December 31, 2025.
The following table presents time deposits based on the $250,000 FDIC insured limit as of the dates indicated:

	June 30, 2026		December 31, 2025
		% of		% of
		Total		Total
Time Deposits	Balance	Deposits	Balance	Deposits
	(Dollars in thousands)
Time deposits $250,000 and under	$3,766,798	13%	$3,669,523	13%
Time deposits over $250,000	885,819	3%	1,017,740	4%
Total time deposits	$4,652,617	16%	$4,687,263	17%
As of June 30, 2026, FDIC-insured deposits represented approximately 71% of total deposits, unchanged from 71% as of December 31, 2025.

The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
	$250,000	Over
June 30, 2026	and Under	$250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$1,315,057	$319,475	$1,634,532
Due in over three months through six months	1,280,252	274,014	1,554,266
Due in over six months through 12 months	1,029,069	232,138	1,261,207
Total due within 12 months	3,624,378	825,627	4,450,005
Due in over 12 months through 24 months	137,703	56,310	194,013
Due in over 24 months	4,717	3,882	8,599
Total due over twelve months	142,420	60,192	202,612
Total	$3,766,798	$885,819	$4,652,617
Client Investment Funds
In addition to deposit products, we also offer alternative, non-depository corporate treasury solutions for clients to invest excess liquidity. These off-balance sheet client funds totaled $1.0 billion at June 30, 2026 and $1.2 billion at December 31, 2025.
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	June 30, 2026		December 31, 2025
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured advances	$2,350,000	3.88%	$1,710,185	3.90%
Other short-term borrowings	—	—%	240,000	3.69%
Credit-linked notes	110,363	14.40%	113,634	14.63%
Total borrowings, net	$2,460,363	4.36%	$2,063,819	4.47%

Borrowings increased by $396.5 million to $2.5 billion at June 30, 2026 compared to $2.1 billion at December 31, 2025, due to higher FHLB secured advances. We utilized these borrowings to manage liquidity needs, including, but not limited to, funding asset growth, accommodating liability maturities and deposit withdrawals, and supporting business operations.
Subordinated Debt
On May 1, 2026, the Company redeemed all $385 million outstanding aggregate principal amount of its 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 originally issued by Pacific Western Bank. The remaining unamortized discount and debt issuance costs were recorded as a loss on redemption of debt in noninterest income. As a result of the redemption, subordinated debt decreased to $573.6 million at June 30, 2026 compared to $952.7 million at December 31, 2025. At June 30, 2026, $131.0 million of subordinated debt was included in the Company's Tier I capital and $412.3 million was included in Tier II capital.

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations.
Regulatory capital requirements limit the amount of DTAs that may be included when determining the amount of regulatory capital. DTA amounts in excess of the calculated limit are disallowed from regulatory capital. At June 30, 2026, such disallowed amounts were $362.4 million for the Company and $333.4 million for the Bank. No assurance can be given that the regulatory capital DTA limitation will not increase in the future or that the Company and the Bank will not have increased DTAs that are disallowed.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of CET1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the CET1, Tier 1, and Total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At June 30, 2026, the Company and the Bank were in compliance with the capital conservation buffer requirements.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

			Minimum Required
			For Capital	For Capital	For Well
			Adequacy	Conservation	Capitalized
	June 30, 2026	December 31, 2025	Purposes	Buffer	Classification
Banc of California, Inc.:
Tier 1 leverage capital ratio	8.89%	9.99%	4.00%	N/A	N/A
CET1 capital ratio	9.25%	10.01%	4.50%	7.00%	N/A
Tier 1 capital ratio	11.67%	12.34%	6.00%	8.50%	6.00%
Total capital ratio	14.31%	16.31%	8.00%	10.50%	10.00%

Banc of California:
Tier 1 leverage capital ratio	9.64%	10.65%	4.00%	N/A	5.00%
CET1 capital ratio	12.68%	13.15%	4.50%	7.00%	6.50%
Tier 1 capital ratio	12.68%	13.15%	6.00%	8.50%	8.00%
Total capital ratio	13.74%	15.61%	8.00%	10.50%	10.00%
The Company's consolidated risk-based capital ratios and Tier 1 leverage ratio decreased during the six months ended June 30, 2026 due mainly to the effect of the strategic balance sheet actions.
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
As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $7.1 billion at June 30, 2026, offset partially by $611.2 million pledged for letters of credit and a balance outstanding of $2.4 billion as of that date. The FHLB secured credit line was collateralized by a blanket lien on $10.3 billion of certain qualifying loans. The Bank also had secured borrowing capacity with the FRBSF under the Discount Window program totaling $3.8 billion at June 30, 2026, of which $3.8 billion was available. The FRBSF Discount Window secured credit line was collateralized by liens on $4.7 billion of qualifying loans and $56.4 million of pledged securities.
In addition to its secured lines of credit with the FHLB and FRBSF, the Bank also had credit limits of $190.0 million in the aggregate with several commercial banks, as well as borrowing arrangements with unaffiliated financial institutions that provide for the purchase of overnight funds or other short-term borrowings. The availability of these unsecured borrowings fluctuates regularly and is subject to the discretion of the counterparties. As of June 30, 2026, the Bank had no balance outstanding under these arrangements. Additionally, the holding company has a $100.0 million unsecured revolving line of credit. As of June 30, 2026, there was no balance outstanding.

The following tables provide a summary of the Company's primary and secondary liquidity levels at the dates indicated:

Primary Liquidity - On-Balance Sheet	June 30, 2026	December 31, 2025
	(Dollars In thousands)
Cash and due from banks	$225,343	$181,103
Interest-earning deposits in financial institutions	2,592,712	2,126,862
Total cash, cash equivalents, and restricted cash	2,818,055	2,307,965
Less: Restricted cash	(169,520)	(170,229)
Add: Securities AFS, at fair value	4,484,021	2,454,058
Less: Pledged securities AFS, at fair value	(694,948)	(3,463)
Less: Haircut on securities AFS	(232,871)	(183,265)

Total primary liquidity	$6,204,737	$4,405,066

Ratio of primary liquidity to total assets	17.7%	12.7%

Secondary Liquidity - Off-Balance Sheet
Available Secured Borrowing Capacity	June 30, 2026	December 31, 2025
	(In thousands)
Total secured borrowing capacity with the FHLB	$7,079,393	$6,949,898
Less: Letters of credit	(611,159)	(514,091)
Less: Secured advances outstanding	(2,350,000)	(1,710,185)
Available secured borrowing capacity with the FHLB	4,118,234	4,725,622
Available secured borrowing capacity with the FRBSF	3,786,519	5,044,040
Total secondary liquidity	$7,904,753	$9,769,662
The Company's primary liquidity increased by $1.8 billion to $6.2 billion at June 30, 2026 compared to $4.4 billion at December 31, 2025, due mainly to an increase of $2.0 billion in AFS securities and an increase of $510.1 million in total cash and cash equivalents excluding restricted cash. Prior to the strategic balance sheet actions that occurred in the second quarter of 2026, we also included certain unencumbered HTM securities in our internal liquidity stress test buffer which are not included in our primary liquidity. The Company's secondary liquidity decreased by $1.9 billion to $7.9 billion at June 30, 2026 compared to $9.8 billion at December 31, 2025, due to a decrease in the available secured borrowing capacity with the FRB of $1.3 billion and a decrease in available borrowing capacity at the FHLB of $607.4 million. At June 30, 2026, total available liquidity was $14.1 billion, which exceeded uninsured and uncollateralized deposits of $7.6 billion.
Obtaining new customer deposits or having existing customers increase their deposit balances with us, are the primary sources of funding for our operations and is one of the highest priorities of the Company. See "- Balance Sheet Analysis - Deposits" for additional information and detail of our deposits. Additionally, we fund our operations with cash flows from our loan and securities portfolios.
Our deposit balances may decrease if customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk from fluctuating deposit balances, the Bank maintains adequate levels of available liquidity on and off the balance sheet.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulations, for liquidity management purposes. At June 30, 2026, brokered deposits totaled $2.8 billion, consisting of $2.6 billion of brokered time deposits and $226.8 million of non-maturity brokered accounts. At December 31, 2025, brokered deposits totaled $2.9 billion, consisting of $2.4 billion of brokered time deposits and $480.0 million of non-maturity brokered accounts.
Our Liquidity Management Policy establishes guidelines aligned with the Company's Risk Appetite Framework and includes a range of liquidity and funding concentration metrics designed to monitor balance sheet strength, funding stability, and available liquidity resources. These measures incorporate assessments of on-balance sheet liquidity, contingent funding capacity, and the composition of funding sources. As of June 30, 2026, the Bank was in compliance with all applicable liquidity and funding concentration guidelines.

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
On December 23, 2024, Banc of California, Inc. entered into an unsecured revolving line of credit agreement as a borrower for $50.0 million. On March 17, 2025, the Company executed an amendment to the credit agreement that increased the Company's unsecured revolving line of credit to $100.0 million. As of June 30, 2026 and December 31, 2025, there was no balance outstanding.
On March 23, 2026, we announced the extension of the Company’s existing $300 million stock repurchase program, which had been scheduled to expire in March 2026, through March 16, 2027. During the first quarter of 2026, the Company repurchased a total of approximately 1.7 million shares of common and common equivalent stock for $31.9 million, at a weighted-average price of $18.68 per share. As of June 30, 2026, the Company had $82.6 million remaining under the stock repurchase authorization. For further information on the stock repurchase program, see "Note 14. Stockholders' Equity", in Item 1 of this Form 10-Q.
At June 30, 2026, Banc of California, Inc. had $101.8 million in cash and cash equivalents, of which a substantial amount was on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.
Commitments and Contingencies
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At June 30, 2026, our loan commitments and standby letters of credit were $5.2 billion and $291.7 million. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through NII when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see "Note 10. Commitments and Contingencies", in Item 1 of this Form 10-Q.

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
Market Risk - Foreign Currency Exposure
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps and foreign exchange forward contracts to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar and the derivatives that hedge those exposures. As of June 30, 2026, the U.S. Dollar notional amounts of loans receivable and subordinated debt payable denominated in foreign currencies were $80.1 million and $29.4 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures were $81.1 million and $29.9 million. We recognized a foreign currency translation net gain of $0.7 million for the six months ended June 30, 2026 and a foreign currency translation net gain of $0.1 million for the six months ended June 30, 2025.
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
In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, IRR, profitability, and capital targets, we evaluate various strategies. These include complementing our current loan origination platform through strategic acquisitions of whole loans, strategically managing multiple warehouse relationships, and originating shorter-term consumer loans. We also actively manage the level of investments and duration of investment securities and focus on establishing stable deposit relationships. Additionally, we utilize certain derivatives such as interest rate swaps and collars as hedges to align maturities and repricing terms.
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
The NII simulation estimates changes in NII over the next twelve months from immediate and sustained rate changes as of June 30, 2026. The analysis assumes a static balance sheet with no growth or product mix changes. This model is a risk management tool and does not necessarily predict future NII.
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
At both June 30, 2026 and December 31, 2025, our IRR profile remained close to "neutral." This position reflects our balanced composition of repricing assets and beta-adjusted repricing deposits and other interest-bearing liabilities over the course of the next twelve months. Given the uncertainty of the magnitude, timing, and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary materially from those predicted by our model.
The following table presents the projected change in the Company’s EVE at June 30, 2026 and NII over the next twelve months, which would occur upon an immediate change in interest rates, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
	Economic Value of Equity			Net Interest Income
		Amount	Percentage		Amount	Percentage
June 30, 2026	Amount	Change	Change	Amount	Change	Change
	(Dollars in millions)
+200 bps	$4,813	$(434)	(8.3)%	$1,122	$16	1.4%
+100 bps	$5,106	$(141)	(2.7)%	$1,116	$9	0.8%
0 bps	$5,247			$1,106
-100 bps	$5,278	$31	0.6%	$1,100	$(6)	(0.5)%
-200 bps	$5,248	$1	—%	$1,097	$(9)	(0.8)%
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
As of June 30, 2026, client deposits eligible for ECRs totaled approximately $3.8 billion. Taking into account the rate sensitivity of ECRs, which are primarily attributable to such deposits, the Company's overall earnings profile would be considered "liability sensitive." During the second quarter of 2025, the Company also entered into interest rate collars with a notional value of $1.0 billion to mitigate the risk of increasing interest expense if short term interest rates increase. For further information on the interest rate collars, see "Note 9. Derivatives", in Item 1 of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2026 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in "Note 10. Commitments and Contingencies" in Item 1 of this Form 10-Q is incorporated herein by reference.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding repurchases of shares of our common stock during the three months ended June 30, 2026:

	Total		Total Number of	Approximate Dollar
	Number of	Average	Shares Purchased	Value of Shares That
	Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
Period	Purchased (1)	Per Share	Announced Program (2)	Under the Program (2)
	(Dollars in thousands, except per share amounts)
April 1 - April 30, 2026	1,432	$17.04	—	$82,559
May 1 - May 31, 2026	33,202	$19.12	—	$82,559
June 1 - June 30, 2026	—	$—	—	$82,559
Total	34,634	$19.04	—
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Company’s securities.

CFO Amended and Restated Employment Agreement

On August 5, 2026, the Company and the Bank (together the “Employer”) entered into an amended and restated employment agreement with Joseph Kauder, Executive Vice President and Chief Financial Officer of the Company and the Bank (the “Employment Agreement”), amending and restating Mr. Kauder’s existing employment agreement (the “Prior Employment Agreement”) as further described below.

The term of the Employment Agreement commences on August 1, 2026 and continues for three years unless terminated sooner or extended as provided in the Employment Agreement. The Employment Agreement provides an initial base salary equal to Mr. Kauder’s current base salary of $621,000 per year, an annual target bonus opportunity equal to Mr. Kauder’s current opportunity of 80% of annual base salary as well as Mr. Kauder’s current long-term equity incentive award target of 120% of annual base salary. At the sole discretion of the Employer, the Employer will also pay for or reimburse Mr. Kauder for reasonable costs incurred for temporary housing in Orange County, California, up to a maximum of $100,000 per year.

If the Employer terminates Mr. Kauder’s employment without cause (including non-renewal of the employment term) or Mr. Kauder resigns for good reason outside of the period described in the immediately following sentence, subject to execution and non-revocation of a release of claims, Mr. Kauder is entitled to receive: (i) severance pay equal to the sum of his base salary and target bonus; (ii) a pro-rated target bonus for the year of termination; (iii) the employer portion of the COBRA premiums for 18 months; (iv) full vesting of all non-performance-based equity awards; and (v) continued eligibility for vesting of performance-based equity awards on a pro-rated basis based on the days employed in the applicable performance period. If termination occurs within two years following a change of control, subject to Mr. Kauder’s execution of a release of claims, Mr. Kauder is eligible for the same severance benefits, except (i) the severance pay will instead equal two times his annual base salary and target bonus and (ii) all of his outstanding equity awards will vest in full (with performance based on the greater of target performance or actual performance (if measurable)). If Mr. Kauder’s employment terminates due to death or disability, subject to execution and non-revocation of a release of claims, Mr. Kauder (or his beneficiary or estate, as applicable) will be entitled to receive (i) a target bonus for the year of termination and (ii) full vesting of all outstanding equity awards (with performance based on the greater of target performance or actual performance (if measurable)).

Except as set forth above, the terms and conditions of the Employment Agreement are substantially the same as the terms and conditions of the Prior Employment Agreement.

The foregoing description of the Employment Agreement is qualified in its entirety by reference to the full text of the Employment Agreement, which is filed as Exhibit 10.2 hereto and is incorporated herein by reference.

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
10.1*
Banc of California, Inc. Second Amended and Restated 2018 Omnibus Incentive Stock Plan (Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2026 and incorporated herein by reference).

10.2*	Amended and Restated Employment Agreement, dated as of August 5, 2026, by and among Joseph Kauder, Banc of California, Inc. and Banc of California (Filed herewith).
31.1	Section 302 Certification of Chief Executive Officer (Filed herewith).
31.2	Section 302 Certification of Chief Financial Officer (Filed herewith).
32.1+	Section 906 Certification of Chief Executive Officer (Furnished herewith).
32.2+	Section 906 Certification of Chief Financial Officer (Furnished herewith).
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025, (ii) the Consolidated Statements of Earnings for the three months ended June 30, 2026, March 31, 2026 and June 30, 2025, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026, March 31, 2026 and June 30, 2025, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2026 and June 30, 2025, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and June 30, 2025, and (vi) the Notes to Consolidated Financial Statements. (Filed herewith).

104	Cover page of Banc of California, Inc.'s Quarterly Report on Form 10-Q formatted as Inline XBRL and contained in Exhibit 101.
__________________
*    Management contract or compensatory plan or arrangement
+    This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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

BANC OF CALIFORNIA, INC.

Date:	August 7, 2026	/s/ Jared M. Wolff
Jared M. Wolff
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 7, 2026	/s/ Joseph Kauder
Joseph Kauder
Executive Vice President, and Chief Financial Officer
(Principal Financial Officer)

Date:	August 7, 2026	/s/ Karen Hon
Karen Hon
Executive Vice President, Deputy Chief Financial Officer
and Chief Accounting Officer
(Principal Accounting Officer)