Form 10-Q
period 2026-09-30
BANC OF CALIFORNIA, INC.
filed 2026-11-06
CIK 1169770

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ______
Commission File Number 001-35522
BANC OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3639825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No  ☑
As of October 30, 2026, there were 157,977,644 shares of the registrant's voting common stock outstanding, excluding 4,670 shares of unvested restricted stock, and there were 477,321 shares of the registrant's class B non-voting common stock outstanding.

BANC OF CALIFORNIA, INC.
SEPTEMBER 30, 2026 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Quarterly Report on Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACL	Allowance for Credit Losses	FRBSF	Federal Reserve Bank of San Francisco
AFS	Available-for-Sale	HFI	Held for Investment
ALLL	Allowance for Loan and Lease Losses	HFS	Held for Sale
AOCI	Accumulated Other Comprehensive Income (Loss)	HLBV	Hypothetical Liquidation at Book Value
ASC	Accounting Standards Codification	HTM	Held-to-Maturity
ASU	Accounting Standards Update	IRR	Interest Rate Risk
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	LIHTC	Low Income Housing Tax Credit
BOLI	Bank Owned Life Insurance	LOCOM	Lower of Cost or Market
CDI	Core Deposit Intangible Assets	MBS	Mortgage-Backed Securities
CECL	Current Expected Credit Loss	NDFI	Non-Deposit Financial Institutions
CET1	Common Equity Tier 1	NII	Net Interest Income
CMBS	Commercial Mortgage-Backed Securities	NVCE	Non-Voting Common Stock Equivalents
CMOs	Collateralized Mortgage Obligations	OREO	Other Real Estate Owned
CODM	Chief Operating Decision Maker	PSUs	Performance Stock Units
CRE	Commercial Real Estate	ROATCE	Return on Average Tangible Common Equity
CRA	Community Reinvestment Act	ROU	Right-of-use
CRI	Customer Relationship Intangible Assets	RSUs	Restricted Stock Units
DFPI	California Department of Financial Protection and Innovation	SBA	Small Business Administration
DTAs	Deferred Tax Assets	SBIC	Small Business Investment Company
ECR	Earnings Credit Rate	SEC	Securities and Exchange Commission
EVE	Economic Value of Equity	SFR	Single-Family Residential
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation	TRSAs	Time-Based Restricted Stock Awards
FHLB	Federal Home Loan Bank of San Francisco	U.S. GAAP	U.S. Generally Accepted Accounting Principles
FRB	Board of Governors of the Federal Reserve System

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(In thousands, except par value amounts)
ASSETS:
Cash and due from banks	$293,680	$181,103
Interest-earning deposits in financial institutions	1,875,027	2,126,862
Total cash, cash equivalents, and restricted cash	2,168,707	2,307,965
Securities AFS, at fair value, net of allowance for credit losses (amortized cost of
$5,438,255 and $2,646,414, respectively)(ACL of $3,250 and $775, respectively)	5,065,839	2,454,058
Securities HTM, at amortized cost, net of allowance for credit losses (fair value of
$0 and $2,246,526, respectively)(ACL of $0 and $695, respectively)	—	2,308,636
FRB and FHLB stock, at cost	175,691	160,442
Total investment securities	5,241,530	4,923,136
Loans HFS	498,759	182,936
Loans and leases HFI	24,590,523	25,032,679
Allowance for loan and lease losses	(234,428)	(245,612)
Total loans and leases HFI, net	24,356,095	24,787,067
Equipment leased to others under operating leases	267,883	238,232
Premises and equipment, net	147,343	146,698
Bank owned life insurance	352,351	350,083
Goodwill	214,521	214,521
Intangible assets, net	86,521	105,287
Deferred tax asset, net	743,714	656,755
Other assets	888,071	884,762
Total assets	$34,965,495	$34,797,442
LIABILITIES:
Noninterest-bearing deposits	$7,690,767	$7,822,787
Interest-bearing deposits	20,569,542	20,020,570
Total deposits	28,260,309	27,843,357
Borrowings (including $108,626 and $113,634 at fair value, respectively)	2,408,626	2,063,819
Subordinated debt	575,024	952,740
Accrued interest payable and other liabilities	372,707	396,249
Total liabilities	31,616,666	31,256,165
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY:
Preferred stock	498,516	498,516
Common stock ($0.01 par value, 157,982,314 shares issued and 157,977,644 outstanding at
September 30, 2026; 150,039,018 shares issued and 149,963,520 outstanding at December 31, 2025)	1,580	1,500
Class B non-voting common stock ($0.01 par value, 477,321 shares issued at September 30, 2026
and 477,321 shares issued at December 31, 2025)	5	5
NVCE ($0.01 par value, no shares issued at September 30, 2026
and 5,017,064 shares issued at December 31, 2025)	—	50
Additional paid-in capital	3,471,958	3,552,483
Retained deficit	(358,195)	(242,016)
Accumulated other comprehensive loss, net	(265,035)	(269,261)
Total stockholders' equity	3,348,829	3,541,277
Total liabilities and stockholders' equity	$34,965,495	$34,797,442
See Notes to Unaudited Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2026	2026	2025	2026	2025
	(In thousands, except per share amounts)
Interest income:
Loans and leases	$362,549	$354,832	$372,723	$1,067,324	$1,081,129
Investment securities	60,125	42,407	38,291	144,405	113,769
Deposits in financial institutions	20,062	17,357	21,527	53,045	64,807
Total interest income	442,736	414,596	432,541	1,264,774	1,259,705
Interest expense:
Deposits	130,248	124,270	143,074	374,751	428,544
Borrowings	27,623	26,568	20,461	74,368	58,903
Subordinated debt	12,423	13,257	15,562	41,095	46,234
Total interest expense	170,294	164,095	179,097	490,214	533,681
Net interest income	272,442	250,501	253,444	774,560	726,024
Provision for credit losses	10,400	161,780	9,700	181,980	58,100
Net interest income after provision for credit losses	262,042	88,721	243,744	592,580	667,924
Noninterest income:
Leased equipment income	9,812	7,820	10,321	26,162	31,336
Commissions and fees	9,307	9,034	9,514	29,321	29,113
Service charges on deposit accounts	4,881	4,763	5,109	14,622	14,108
Loss on loans and leases HFS	(4,199)	(12,544)	(374)	(16,733)	(142)
Gain (loss) on securities AFS	728	(256,749)	—	(256,021)	—
Dividends and gain on equity investments	2,675	3,326	2,291	8,003	4,500
Warrant income	221	896	433	2,055	1,365
Other income	7,931	9,358	6,991	25,179	20,288
Total noninterest income (loss)	31,356	(234,096)	34,285	(167,412)	100,568
Noninterest expense:
Compensation	87,318	85,120	88,865	263,538	263,644
Customer related expense	24,834	24,114	26,227	72,685	80,555
Occupancy	14,733	14,714	15,415	44,339	45,898
Information technology and data processing	13,133	13,769	13,535	41,241	41,707
Insurance and assessments	12,211	14,500	8,994	33,475	25,680
Intangible asset amortization	6,188	6,349	7,160	18,885	21,479
Leased equipment depreciation	6,078	5,168	6,750	16,550	20,191
Other professional services	5,914	5,599	5,394	15,749	16,313
Loan expense	4,709	5,170	4,947	14,171	11,927
Other expense	10,252	15,364	8,397	35,995	27,812
Total noninterest expense	185,370	189,867	185,684	556,628	555,206
Earnings (loss) before income taxes	108,028	(335,242)	92,345	(131,460)	213,286
Income tax expense (benefit)	24,971	(93,895)	22,716	(45,122)	61,704
Net earnings (loss)	83,057	(241,347)	69,629	(86,338)	151,582
Preferred stock dividends	9,947	9,947	9,947	29,841	29,841
Net earnings (loss) available to common
and equivalent stockholders	$73,110	$(251,294)	$59,682	$(116,179)	$121,741

Earnings (loss) per share:
Basic	$0.46	$(1.61)	$0.38	$(0.74)	$0.75
Diluted	$0.46	$(1.61)	$0.38	$(0.74)	$0.75
See Notes to Unaudited Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2026	2026	2025	2026	2025
	(In thousands)
Net earnings (loss)	$83,057	$(241,347)	$69,629	$(86,338)	$151,582
Other comprehensive (loss) income, net of tax
Unrealized net holding (losses) gains on securities
AFS arising during the period	(159,782)	(138,285)	25,836	(307,282)	72,553
Income tax benefit (expense) related to unrealized
net holding gains (losses) arising during the period	44,169	73,387	(7,124)	120,109	(20,427)
Unrealized net holding (losses) gains on securities AFS, net of tax	(115,613)	(64,898)	18,712	(187,173)	52,126
Reclassification adjustment for net (gains) losses included in net earnings	(728)	256,749	—	256,021	—
Income tax expense (benefit) related to reclassification adjustment	202	(71,120)	—	(70,918)	—
Reclassification adjustment for net (gains) losses included
in net earnings, net of tax	(526)	185,629	—	185,103	—
Amortization of unrealized net loss on securities
transferred from AFS to HTM (1)	—	6,133	8,646	14,709	25,332
Income tax expense related to amortization of unrealized net loss
on securities transferred from AFS to HTM	—	(1,597)	(2,384)	(3,973)	(7,115)
Amortization of unrealized net loss on securities transferred
from AFS to HTM, net of tax	—	4,536	6,262	10,736	18,217
Change in fair value of credit-linked notes	(96)	(106)	1,361	(313)	990
Income tax benefit (expense) related to change in fair value
of credit-linked notes	26	29	(375)	86	(237)
Change in fair value of credit-linked notes, net of tax	(70)	(77)	986	(227)	753
Unrealized (loss) gain on cash flow hedges arising during the period	(6,384)	(2,027)	331	(5,827)	(4,594)
Income tax benefit (expense) related to unrealized gain (loss) on cash flow
hedges arising during the period	1,768	562	(91)	1,614	1,261
Unrealized (loss) gain on cash flow hedges, net of tax	(4,616)	(1,465)	240	(4,213)	(3,333)
Other comprehensive (loss) income, net of tax	(120,825)	123,725	26,200	4,226	67,763
Comprehensive (loss) income	$(37,768)	$(117,622)	$95,829	$(82,112)	$219,345
__________________________
(1)    As part of the strategic balance sheet actions completed during the nine months ended September 30, 2026, the Company transferred all HTM securities, including those originally reclassified into the HTM portfolio, to the AFS portfolio at fair value. The previously combined net unrealized losses in AOCI attributable to these securities were recognized as part of the transfer and subsequent sale of the securities. See "Note 3. Investment Securities" for further detail on the securities portfolio.
See Notes to Unaudited Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30, 2026
				Non-Voting			Accumulated
		Common Stock		Common	Additional		Other
	Preferred		Class B	Stock	Paid-in	Retained	Comprehensive
	Stock	Voting	Non-Voting	Equivalents	Capital	Deficit	Loss, Net	Total
	(In thousands, except per share amount)
Balance, December 31, 2025	$498,516	$1,500	$5	$50	$3,552,483	$(242,016)	$(269,261)	$3,541,277
Net earnings	—	—	—	—	—	71,952	—	71,952
Other comprehensive income, net of tax	—	—	—	—	—	—	1,326	1,326
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	5	—	—	5,631	—	—	5,636
Conversion of NVCE to voting common stock	—	40	—	(40)	—	—	—	—
Restricted stock surrendered	—	—	—	—	(5,574)	—	—	(5,574)
Shares purchased under
Dividend Reinvestment Plan	—	—	—	—	115	—	—	115
Shares repurchased under Stock Repurchase
Program including excise tax	—	(7)	—	—	(12,073)	—	—	(12,080)
NVCE repurchased	—	—	—	(10)	(20,190)	—	—	(20,200)
Cash dividends paid:
Preferred stock, $0.4845/depositary share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.12/share	—	—	—	—	(19,179)	—	—	(19,179)
Balance, March 31, 2026	$498,516	$1,538	$5	$—	$3,501,213	$(180,011)	$(267,935)	$3,553,326
Net loss	—	—	—	—	—	(241,347)	—	(241,347)
Other comprehensive income, net of tax	—	—	—	—	—	—	123,725	123,725
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	1	—	—	4,195	—	—	4,196
Restricted stock surrendered	—	—	—	—	(660)	—	—	(660)
Shares purchased under
Dividend Reinvestment Plan	—	—	—	—	99	—	—	99
Warrants exercised	—	41	—	—	(41)	—	—	—
Shares repurchased under Stock Repurchase
Program including excise tax	—	—	—	—	109	—	—	109
Cash dividends paid:
Preferred stock, $0.4845/depositary share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.12/share	—	—	—	—	(19,355)	—	—	(19,355)
Balance, June 30, 2026	$498,516	$1,580	$5	$—	$3,485,560	$(431,305)	$(144,210)	$3,410,146

	Nine Months Ended September 30, 2026
				Non-Voting			Accumulated
		Common Stock		Common	Additional		Other
	Preferred		Class B	Stock	Paid-in	Retained	Comprehensive
	Stock	Voting	Non-Voting	Equivalents	Capital	Deficit	Loss, Net	Total
	(In thousands, except per share amount)
Balance, June 30, 2026	$498,516	$1,580	$5	$—	$3,485,560	$(431,305)	$(144,210)	$3,410,146
Net earnings	—	—	—	—	—	83,057	—	83,057
Other comprehensive loss, net of tax	—	—	—	—	—	—	(120,825)	(120,825)
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	—	—	—	5,962	—	—	5,962
Restricted stock surrendered	—	—	—	—	(253)	—	—	(253)
Shares purchased under the
Dividend Reinvestment Plan	—	—	—	—	86	—	—	86
Cash dividends paid:
Preferred stock, $0.4845/depositary share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.12/share	—	—	—	—	(19,397)	—	—	(19,397)
Balance, September 30, 2026	$498,516	$1,580	$5	$—	$3,471,958	$(358,195)	$(265,035)	$3,348,829
See Notes to Unaudited Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30, 2026
		Common Stock		Non-Voting
	Preferred		Class B	Common Stock
	Stock	Voting	Non-Voting	Equivalents
Number of shares, December 31, 2025	513,250	150,039,018	477,321	5,017,064
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	723,872	—	—
Restricted stock surrendered	—	(291,929)	—	—
Shares purchased under Dividend Reinvestment Plan	—	6,634	—	—
Shares repurchased under Stock Repurchase Program	—	(709,935)	—	(1,000,000)
Conversion of NVCE to voting common stock	—	4,017,064	—	(4,017,064)
Number of shares, March 31, 2026	513,250	153,784,724	477,321	—
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	105,265	—	—
Restricted stock surrendered	—	(34,634)	—	—
Shares purchased under Dividend Reinvestment Plan	—	4,912	—	—
Warrants exercised	—	4,094,932	—	—
Number of shares, June 30, 2026	513,250	157,955,199	477,321	—
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	35,200	—	—
Restricted stock surrendered	—	(13,271)	—	—
Shares purchased under Dividend Reinvestment Plan	—	5,186	—	—
Number of shares, September 30, 2026	513,250	157,982,314	477,321	—
See Notes to Unaudited Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30, 2025
				Non-Voting			Accumulated
		Common Stock		Common	Additional		Other
	Preferred		Class B	Stock	Paid-in	Retained	Comprehensive
	Stock	Voting	Non-Voting	Equivalents	Capital	Deficit	Loss, Net	Total
	(In thousands, except per share amount)
Balance, December 31, 2024	$498,516	$1,586	$5	$98	$3,785,725	$(431,201)	$(354,780)	$3,499,949
Net earnings	—	—	—	—	—	53,568	—	53,568
Other comprehensive income, net of tax	—	—	—	—	—	—	31,460	31,460
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	2	—	—	5,493	—	—	5,495
Restricted stock surrendered	—	—	—	—	(2,699)	—	—	(2,699)
Shares purchased under
Dividend Reinvestment Plan	—	—	—	—	72	—	—	72
Shares repurchased under Stock Repurchase
Program including excise tax	—	(27)	—	—	(38,904)	—	—	(38,931)
Cash dividends paid:
Preferred stock, $0.4845/depositary share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.10/share	—	—	—	—	(17,311)	—	—	(17,311)
Balance, March 31, 2025	$498,516	$1,561	$5	$98	$3,732,376	$(387,580)	$(323,320)	$3,521,656
Net earnings	—	—	—	—	—	28,385	—	28,385
Other comprehensive income, net of tax	—	—			—	—	10,103	10,103
Restricted stock awarded and earned stock
compensation, net of shares forfeited		1			6,436	—	—	6,437
Restricted stock surrendered	—	—	—	—	(688)	—	—	(688)
Shares purchased under
Dividend Reinvestment Plan	—	—	—	—	72	—	—	72
Shares repurchased under Stock Repurchase
Program including excise tax	—	(88)	—	—	(112,826)	—	—	(112,914)
Cash dividends paid:
Preferred stock, $0.4845/depositary share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.10/share		—			(16,261)	—	—	(16,261)
Balance, June 30, 2025	$498,516	$1,474	$5	$98	$3,609,109	$(369,142)	$(313,217)	$3,426,843

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30, 2025
				Non-Voting			Accumulated
		Common Stock		Common	Additional		Other
	Preferred		Class B	Stock	Paid-in	Retained	Comprehensive
	Stock	Voting	Non-Voting	Equivalents	Capital	Deficit	Loss, Net	Total
	(In thousands, except per share amount)
Balance, June 30, 2025	$498,516	$1,474	$5	$98	$3,609,109	$(369,142)	$(313,217)	$3,426,843
Net earnings	—	—	—	—	—	69,629	—	69,629
Other comprehensive income, net of tax	—	—	—	—	—	—	26,200	26,200
Exercise of options	—	—	—	—	77	—	—	77
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	—	—	—	6,110	—	—	6,110
Conversion of NVCE to voting common stock	—	45	—	(45)	—	—	—	—
Restricted stock surrendered	—	—	—	—	(230)	—	—	(230)
Shares purchased under the
Dividend Reinvestment Plan	—	—	—	—	70	—	—	70
Shares repurchased under Stock Repurchase
Program including excise tax	—	(10)	—	(12)	(35,860)	—	—	(35,882)
Cash dividends paid:
Preferred stock, $0.4845/depositary share	—	—	—	—	—	(9,947)	—	(9,947)
Common stock, $0.10/share	—	—	—	—	(16,131)	—	—	(16,131)
Balance, September 30, 2025	$498,516	$1,509	$5	$41	$3,563,145	$(309,460)	$(287,017)	$3,466,739
See Notes to Unaudited Consolidated Financial Statements.

	Nine Months Ended September 30, 2025
		Common Stock		Non-Voting
	Preferred		Class B	Common Stock
	Stock	Voting	Non-Voting	Equivalents
Number of shares, December 31, 2024	513,250	158,557,735	477,321	9,790,600
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	440,587	—	—
Restricted stock surrendered	—	(183,480)	—	—
Shares purchased under Dividend Reinvestment Plan	—	5,146	—	—
Shares repurchased under Stock Repurchase Program	—	(2,684,823)	—	—
Number of shares, March 31, 2025	513,250	156,135,165	477,321	9,790,600
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	98,629	—	—
Restricted stock surrendered	—	(50,075)	—	—
Shares purchased under Dividend Reinvestment Plan	—	5,311	—	—
Shares repurchased under Stock Repurchase Program	—	(8,809,814)	—	—
Number of shares, June 30, 2025	513,250	147,379,216	477,321	9,790,600
Restricted stock awarded and earned stock
compensation, net of shares forfeited	—	34,712	—	—
Restricted stock surrendered	—	(15,346)	—	—
Shares purchased under Dividend Reinvestment Plan	—	4,366	—	—
Shares repurchased under Stock Repurchase Program	—	(1,003,792)	—	(1,150,000)
Options exercised	—	5,616	—	—
Conversion of NVCE to voting common stock	—	4,500,000	—	(4,500,000)
Number of shares, September 30, 2025	513,250	150,904,772	477,321	4,140,600
See Notes to Unaudited Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(86,338)	$151,582
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	35,729	37,531
Amortization of net premiums on investment securities	9,225	15,038
Accretion of net purchased loan discounts and deferred loan fees	(44,349)	(67,217)
Amortization of intangible assets	19,071	21,479
Amortization of operating lease ROU assets	17,409	17,672
Provision for credit losses	181,980	58,100
Loss (gain) on sale of foreclosed assets	171	(92)
Provision for losses on foreclosed assets	111	756
(Gain) loss on sale of loans and leases	(8,741)	133
Loss on sale of premises and equipment	36	—
Loss on securities AFS, net	256,021	—
Unrealized (gain) loss on derivatives, foreign currencies, and credit-linked notes, net	(2,563)	217
LOCOM HFS adjustment	25,474	9
Earned stock compensation	15,794	18,042
(Increase) decrease in other assets	(92,196)	38,418
Decrease in accrued interest payable and other liabilities	(49,387)	(138,151)
Net cash provided by operating activities	277,447	153,517

Cash flows from investing activities:
Net increase in loans and leases	(671,628)	(744,844)
Proceeds from sales of loans and leases	623,981	242,787
Proceeds from maturities and paydowns of securities AFS	500,949	330,804
Proceeds from sales of securities AFS	2,228,373	—
Purchases of securities AFS	(3,288,690)	(444,452)
Proceeds from maturities and paydowns of securities HTM	748	19,122
Purchases of FHLB and FRB stock	(49,952)	(16,291)
Redemptions of FHLB and FRB stock	34,703	4,727
Proceeds from sales of foreclosed assets	2,931	10,989
Purchases of premises and equipment	(11,532)	(2,979)
Proceeds from sales of premises and equipment	28	—
Proceeds from BOLI death benefit	7,957	1,256
Net (increase) decrease in equipment leased to others under operating leases	(46,201)	6,125
Net cash used in investing activities	(668,333)	(592,756)

Cash flows from financing activities:
Net decrease in noninterest-bearing deposits	(132,020)	(116,165)
Net increase in interest-bearing deposits	548,972	109,021
Repayments of borrowings	(894,905)	(176,967)
Proceeds from borrowings	1,239,815	790,000
Redemption of subordinated debt	(385,000)	—
Common shares repurchased under Stock Repurchase Program	(32,171)	(187,727)
Common shares purchased under Dividend Reinvestment Plan	—	214
Exercise of options	—	77
Restricted stock surrendered	(6,487)	(3,617)
Preferred stock dividends paid	(29,841)	(29,841)
Common stock dividends paid	(56,735)	(49,703)
Net cash provided by financing activities	251,628	335,292

Net decrease in cash, cash equivalents, and restricted cash	(139,258)	(103,947)
Cash, cash equivalents, and restricted cash, beginning of period	2,307,965	2,502,212
Cash, cash equivalents, and restricted cash, end of period	$2,168,707	$2,398,265
See Notes to Unaudited Consolidated Financial Statements.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$491,315	$542,971
Cash paid (received) for income taxes	24,574	(8,062)
Loans HFI and HFS transferred to foreclosed assets	7,558	6,725
Transfers from loans HFI to loans HFS	866,876	448,107
Transfers from securities HTM to securities AFS	2,317,572	—
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
We generate our revenue primarily from interest received on loans and leases and, to a lesser extent, from interest received on investment securities, and fees received in connection with deposit services, extending credit and other services offered, including treasury management services. Our major operating expenses are interest paid by the Bank on deposits and borrowings, compensation expense, customer related expense, occupancy expense, insurance and assessments expense, information technology and data processing expense, and general operating expenses.
Significant Accounting Policies
Our accounting policies are described in "Note 1. Nature of Operations and Summary of Significant Accounting Policies" of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC ("Form 10-K").
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
The accompanying unaudited Consolidated Financial Statements as of September 30, 2026 and for the nine months ended September 30, 2026 and 2025 have been prepared in accordance with U.S. GAAP for interim information and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K.
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
NOTE 2. RESTRICTED CASH
The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. There were no average reserves required to be held at the FRBSF for the nine months ended September 30, 2026 and 2025. The following restricted cash balances are included in "Interest-earning deposits in financial institutions" on the consolidated balance sheets. As of September 30, 2026 and December 31, 2025, we pledged cash collateral for our derivative contracts of $23.7 million and $15.1 million, respectively. In connection with the issuance of the credit-linked notes on September 29, 2022, the Company maintains a correspondent bank account at a third-party financial institution that serves as the collateral account. The repayment of principal on the credit-linked notes is secured by this collateral account, which had a balance of $111.8 million at September 30, 2026 and $115.3 million at December 31, 2025. We pledged cash to secure standby letters of credit that we have issued on behalf of our customers. As of September 30, 2026 and December 31, 2025, the balance of such restricted cash totaled $39.8 million.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 3.  INVESTMENT SECURITIES
Securities Available-for-Sale
The following tables present amortized cost, gross unrealized gains and losses, and fair values of AFS securities as of the dates indicated:

	September 30, 2026
		Allowance		Gross	Gross
	Amortized	for Credit	Net Carrying	Unrealized	Unrealized	Fair
Security Type	Cost	Losses	Amount	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$906,023	$—	$906,023	$—	$(187,668)	$718,355
U.S. Treasury securities	223,629	—	223,629	—	(4,120)	219,509
Agency commercial MBS	354,715	—	354,715	—	(11,102)	343,613
Agency residential CMOs	3,179,332	—	3,179,332	362	(111,875)	3,067,819
Corporate debt securities	209,658	(3,250)	206,408	—	(12,562)	193,846
Private label residential CMOs	435,375	—	435,375	—	(41,610)	393,765
Collateralized loan obligations	107,898	—	107,898	31	(1)	107,928
Private label commercial MBS	7,266	—	7,266	—	(444)	6,822
Asset-backed securities	11,568	—	11,568	65	—	11,633
SBA securities	2,791	—	2,791	—	(242)	2,549
Total (1)	$5,438,255	$(3,250)	$5,435,005	$458	$(369,624)	$5,065,839
_________________________
(1)    Excludes accrued interest receivable of $22.9 million at September 30, 2026 which is recorded in "Other assets" on the consolidated balance sheets.

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
As of September 30, 2026, AFS securities with a fair value of $943.1 million were pledged as collateral for deposits, letters of credit, and secured borrowing facilities.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Realized Gains and Losses on Securities Available-for-Sale
The following table presents the amortized cost of AFS securities sold with related gross realized gains, gross realized losses, and net realized (losses) gains for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Amortized cost of securities sold	$18,250	$—	$2,312,952	$—

Gross realized gains	$620	$—	$2,513	$—
Gross realized losses	(340)	—	(253,533)	—
Net gain (loss) on sale of securities	280	—	(251,020)	—
Unrealized Losses on Securities Available-for-Sale
The following tables present the gross unrealized losses and fair values of AFS securities that were in unrealized loss positions as of the dates indicated:

	September 30, 2026
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$—	$—	$718,355	$(187,668)	$718,355	$(187,668)
U.S. Treasury securities	219,509	(4,120)	—	—	219,509	(4,120)
Agency commercial MBS	307,216	(9,649)	36,397	(1,453)	343,613	(11,102)
Agency residential CMOs	2,942,281	(90,953)	78,744	(20,922)	3,021,025	(111,875)
Corporate debt securities	33,599	(5,651)	148,498	(6,911)	182,097	(12,562)
Private label residential CMOs	283,861	(6,279)	109,904	(35,331)	393,765	(41,610)
Collateralized loan obligations	17,899	(1)	—	—	17,899	(1)
Private label commercial MBS	—	—	6,822	(444)	6,822	(444)
SBA securities	—	—	2,549	(242)	2,549	(242)
Total	$3,804,365	$(116,653)	$1,101,269	$(252,971)	$4,905,634	$(369,624)

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Agency residential MBS	$—	$—	$834,085	$(138,076)	$834,085	$(138,076)
Agency commercial MBS	4,994	(6)	32,006	(1,094)	37,000	(1,100)
Agency residential CMOs	70,270	(117)	101,501	(15,183)	171,771	(15,300)
Corporate debt securities	—	—	188,545	(15,441)	188,545	(15,441)
Private label residential CMOs	19,672	(8)	127,020	(26,326)	146,692	(26,334)
Private label commercial MBS	—	—	9,279	(467)	9,279	(467)
SBA securities	—	—	3,462	(172)	3,462	(172)
Total	$94,936	$(131)	$1,295,898	$(196,759)	$1,390,834	$(196,890)
At September 30, 2026, the Company evaluated all securities in an unrealized loss position to determine whether any portion of the unrealized losses were attributable to credit related factors. As a result of this assessment, an ACL of $3.3 million was recorded on one corporate debt security classified as AFS.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

As of September 30, 2026, two securities that were transferred to AFS as part of the securities repositioning remained unsold. Given the Company's intent to sell these securities, unrealized losses of $5.0 million were recorded in loss on securities AFS.
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

	September 30, 2026
	Due Within	Due after One Year	Due After Five Years	Due After
Security Type	One Year	Through Five Years	Through Ten Years	Ten Years	Total
	(In thousands)
Amortized Cost:
Agency residential MBS	$—	$—	$—	$906,023	$906,023
U.S. Treasury securities	—	223,629	—	—	223,629
Agency commercial MBS	—	40,230	—	314,485	354,715
Agency residential CMOs	—	—	12,658	3,166,674	3,179,332
Corporate debt securities	—	127,015	82,643	—	209,658
Private label residential CMOs	—	—	—	435,375	435,375
Collateralized loan obligations	—	16,466	52,632	38,800	107,898
Private label commercial MBS	—	—	4,585	2,681	7,266
Asset-backed securities	—	—	—	11,568	11,568
SBA securities	—	—	2,791	—	2,791
Total amortized cost	$—	$407,340	$155,309	$4,875,606	$5,438,255
Fair Value:
Agency residential MBS	$—	$—	$—	$718,355	$718,355
U.S. Treasury securities	—	219,509	—	—	219,509
Agency commercial MBS	—	39,982	—	303,631	343,613
Agency residential CMOs	—	—	12,779	3,055,040	3,067,819
Corporate debt securities	—	120,421	73,425	—	193,846
Private label residential CMOs	—	—	—	393,765	393,765
Collateralized loan obligations	—	16,466	52,649	38,813	107,928
Private label commercial MBS	—	—	4,249	2,573	6,822
Asset-backed securities	—	—	—	11,633	11,633
SBA securities	—	—	2,549	—	2,549
Total fair value	$—	$396,378	$145,651	$4,523,810	$5,065,839
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Securities Held-to-Maturity
As a result of the second quarter securities repositioning, the Company did not hold any securities classified as HTM as of September 30, 2026. The amortized cost, ACL, gross unrealized gains and losses, and fair values of HTM securities as of December 31, 2025 are as follows:

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

	December 31, 2025
Security Type	AAA	AA+	AA	AA-	BBB	NR	Total
	(In thousands)
Amortized Cost:
Municipal securities	$567,140	$363,823	$220,823	$84,302	$1,704	$—	$1,237,792
Agency commercial MBS	—	447,283	—	—	—	—	447,283
Private label commercial MBS	360,382	—	—	—	—	—	360,382
U.S. Treasury securities	—	193,022	—	—	—	—	193,022
Corporate debt securities	—	—	—	—	44,646	26,206	70,852
Total	$927,522	$1,004,128	$220,823	$84,302	$46,350	$26,206	$2,309,331
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Taxable interest	$54,448	$31,608	$124,274	$93,821
Non-taxable interest	—	4,400	7,890	13,464
Dividend income	5,677	2,283	12,241	6,484
Total interest income on investment securities	$60,125	$38,291	$144,405	$113,769

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 4.  LOANS AND LEASES
Our loans HFI are carried at the principal amount outstanding, net of deferred fees and costs, and in the case of acquired and purchased loans, net of purchase discounts and premiums. Deferred fees and costs and purchase discounts and premiums on acquired loans are recognized as an adjustment to interest income over the contractual life of the loans primarily using the effective interest method or taken into income when the related loans are paid off or included in the carrying amount of loans that are sold.
Loans and Leases Held for Investment
The following table summarizes the composition of our loans and leases HFI as of the dates indicated:

	September 30, 2026	December 31, 2025
	(In thousands)
Real estate mortgage	$13,522,084	$13,846,097
Real estate construction and land (1)	1,483,000	1,959,591
Commercial	9,317,798	8,994,466
Consumer	332,610	355,333
Total gross loans and leases HFI	24,655,492	25,155,487
Unearned discounts, net (2)	(32,680)	(86,061)
Deferred fees, net	(32,289)	(36,747)
Total loans and leases HFI	24,590,523	25,032,679
Allowance for loan and lease losses	(234,428)	(245,612)
Total loans and leases HFI, net (3)	$24,356,095	$24,787,067
____________________
(1)    Includes land and acquisition and development loans of $182.4 million and $214.5 million at September 30, 2026 and December 31, 2025.
(2)    Represents net acquisition discounts of $114.1 million and net purchase premiums of $81.4 million at September 30, 2026, and net acquisition discounts of $158.5 million and net purchase premiums of $72.4 million at December 31, 2025.
(3)    Excludes accrued interest receivable of $102.1 million and $104.3 million at September 30, 2026 and December 31, 2025, respectively, which is recorded in "Other assets" on the consolidated balance sheets.

The following tables present an aging analysis of our loans and leases HFI by loan portfolio segment and class as of the dates indicated:

	September 30, 2026
	30-89 Days	90 or More Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$7,101	$16,564	$23,665	$3,975,018	$3,998,683
Multi-family	—	6,755	6,755	5,370,130	5,376,885
Other residential	33,859	43,376	77,235	4,023,481	4,100,716
Total real estate mortgage	40,960	66,695	107,655	13,368,629	13,476,284
Real estate construction and land:
Commercial	—	—	—	358,696	358,696
Residential	—	2,385	2,385	1,113,690	1,116,075
Total real estate construction and land	—	2,385	2,385	1,472,386	1,474,771
Commercial:
Asset-based	54	—	54	3,392,946	3,393,000
Venture capital	—	—	—	2,369,551	2,369,551
Other commercial	1,733	146	1,879	3,539,631	3,541,510
Total commercial	1,787	146	1,933	9,302,128	9,304,061
Consumer	2,349	478	2,827	332,580	335,407
Total	$45,096	$69,704	$114,800	$24,475,723	$24,590,523

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

	December 31, 2025
	30-89 Days	90 or More Days	Total
	Past Due	Past Due	Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Commercial	$10,498	$46,506	$57,004	$4,257,633	$4,314,637
Multi-family	32,887	2,536	35,423	6,053,994	6,089,417
Other residential	34,319	42,780	77,099	3,269,634	3,346,733
Total real estate mortgage	77,704	91,822	169,526	13,581,261	13,750,787
Real estate construction and land:
Commercial	—	—	—	379,387	379,387
Residential	26,540	—	26,540	1,541,700	1,568,240
Total real estate construction and land	26,540	—	26,540	1,921,087	1,947,627
Commercial:
Asset-based	1,142	—	1,142	2,949,868	2,951,010
Venture capital	—	—	—	2,222,097	2,222,097
Other commercial	984	104	1,088	3,803,011	3,804,099
Total commercial	2,126	104	2,230	8,974,976	8,977,206
Consumer	1,933	729	2,662	354,397	357,059
Total	$108,303	$92,655	$200,958	$24,831,721	$25,032,679
Our policy is to discontinue accruing interest when principal or interest payments are past due 90 days or more, unless the loan is both well secured and in the process of collection, or when collectability is otherwise in doubt in the normal course of business. Interest income on nonaccrual loans is recognized only as cash is received and when the loan's principal balance is deemed collectible.
The following table presents our nonaccrual and performing loans and leases HFI by loan portfolio segment and class as of the dates indicated:

	September 30, 2026			December 31, 2025
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Commercial	$88,083	$3,910,600	$3,998,683	$93,334	$4,221,303	$4,314,637
Multi-family	6,755	5,370,130	5,376,885	3,358	6,086,059	6,089,417
Other residential	62,613	4,038,103	4,100,716	57,984	3,288,749	3,346,733
Total real estate mortgage	157,451	13,318,833	13,476,284	154,676	13,596,111	13,750,787
Real estate construction and land:
Commercial	—	358,696	358,696	—	379,387	379,387
Residential	2,385	1,113,690	1,116,075	—	1,568,240	1,568,240
Total real estate construction and land	2,385	1,472,386	1,474,771	—	1,947,627	1,947,627
Commercial:
Asset-based	—	3,393,000	3,393,000	—	2,951,010	2,951,010
Venture capital	14,398	2,355,153	2,369,551	625	2,221,472	2,222,097
Other commercial	1,961	3,539,549	3,541,510	2,510	3,801,589	3,804,099
Total commercial	16,359	9,287,702	9,304,061	3,135	8,974,071	8,977,206
Consumer	1,038	334,369	335,407	1,357	355,702	357,059
Total	$177,233	$24,413,290	$24,590,523	$159,168	$24,873,511	$25,032,679

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

At September 30, 2026, nonaccrual loans and leases included $69.7 million of loans and leases 90 or more days past due, $18.6 million of loans 30 to 89 days past due, and $88.9 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability. At December 31, 2025, nonaccrual loans and leases included $92.7 million of loans and leases 90 or more days past due, $15.3 million of loans 30 to 89 days past due, and $51.2 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability. As of September 30, 2026, three of our largest loan relationships on nonaccrual status had an aggregate carrying value of $54.8 million and represented 30.9% of total nonaccrual loans and leases.
The following tables present the credit risk rating categories for loans and leases HFI by loan portfolio segment and class as of the dates indicated. Classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	September 30, 2026
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$202,087	$101,960	$3,694,636	$3,998,683
Multi-family	148,748	83,573	5,144,564	5,376,885
Other residential	62,613	—	4,038,103	4,100,716
Total real estate mortgage	413,448	185,533	12,877,303	13,476,284
Real estate construction and land:
Commercial	—	—	358,696	358,696
Residential	2,385	48,565	1,065,125	1,116,075
Total real estate construction and land	2,385	48,565	1,423,821	1,474,771
Commercial:
Asset-based	5,155	7,227	3,380,618	3,393,000
Venture capital	75,950	85,196	2,208,405	2,369,551
Other commercial	9,392	22,008	3,510,110	3,541,510
Total commercial	90,497	114,431	9,099,133	9,304,061
Consumer	1,038	3,615	330,754	335,407
Total	$507,368	$352,144	$23,731,011	$24,590,523

	December 31, 2025
	Classified	Special Mention	Pass	Total
	(In thousands)
Real estate mortgage:
Commercial	$297,606	$126,998	$3,890,033	$4,314,637
Multi-family	166,385	216,286	5,706,746	6,089,417
Other residential	58,202	—	3,288,531	3,346,733
Total real estate mortgage	522,193	343,284	12,885,310	13,750,787
Real estate construction and land:
Commercial	52,828	—	326,559	379,387
Residential	2,982	10,714	1,554,544	1,568,240
Total real estate construction and land	55,810	10,714	1,881,103	1,947,627
Commercial:
Asset-based	36,732	7,180	2,907,098	2,951,010
Venture capital	171,847	64,577	1,985,673	2,222,097
Other commercial	12,143	27,689	3,764,267	3,804,099
Total commercial	220,722	99,446	8,657,038	8,977,206
Consumer	1,605	5,239	350,215	357,059
Total	$800,330	$458,683	$23,773,666	$25,032,679

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following table presents our nonaccrual loans and leases by loan portfolio segment and class and by with and without an allowance recorded as of the date indicated and interest income recognized on nonaccrual loans and leases for the periods indicated:

	At	Three Months Ended	Nine Months Ended	At	Three Months Ended	Nine Months Ended
	September 30, 2026			September 30, 2025
	Nonaccrual	Interest	Interest	Nonaccrual	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Commercial	$178	$—	$—	$132	$—	$—
Other residential	114	—	—	—	—	—
Commercial:
Asset-based	—	—	—	103	—	—
Other commercial	1,634	—	—	1,696	—	—
Consumer	1,038	—	—	621	—	—
With No Related Allowance Recorded:
Real estate mortgage:
Commercial	87,905	12	18	98,971	3	9
Multi-family	6,755	—	—	841	—	—
Other residential	62,499	—	—	66,866	—	—
Real estate construction and land:
Residential	2,385	—	—	—	—	—
Commercial:
Venture capital	14,398	—	6	—	—	—
Other commercial	327	6	18	4,980	—	—
Consumer	—	—	—	331	—	—
Total Loans and Leases With and
Without an Allowance Recorded:
Real estate mortgage	157,451	12	18	166,810	3	9
Real estate construction and land	2,385	—	—	—	—	—
Commercial	16,359	6	24	6,779	—	—
Consumer	1,038	—	—	952	—	—
Total	$177,233	$18	$42	$174,541	$3	$9

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following tables present our loans HFI by loan portfolio segment and class, by credit quality indicator (internal risk ratings), and by year of origination (vintage year) as of the dates indicated:

								Revolving
								Converted
Amortized Cost Basis	Term Loans by Origination Year						Revolving	to Term
September 30, 2026	2026	2025	2024	2023	2022	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Mortgage:
Commercial
Internal risk rating:
1-2 High pass	$2,050	$18,444	$3,653	$3,353	$13,825	$59,519	$—	$—	$100,844
3-4.5 Pass	312,084	428,968	152,019	88,350	759,979	1,809,116	38,030	5,246	3,593,792
5 Special mention	—	—	5,143	360	19,101	54,295	—	23,061	101,960
6-8 Classified	—	3,856	14,038	3,434	75,980	104,779	—	—	202,087
Total	$314,134	$451,268	$174,853	$95,497	$868,885	$2,027,709	$38,030	$28,307	$3,998,683
Current YTD period:
Gross charge-offs	$—	$—	$464	$—	$11,110	$13,597	$—	$—	$25,171

Real Estate Mortgage:
Multi-family
Internal risk rating:
1-2 High pass	$—	$—	$2,328	$2,195	$64,628	$315,909	$—	$—	$385,060
3-4.5 Pass	228,214	419,732	105,877	52,081	1,775,772	2,172,515	3,006	2,307	4,759,504
5 Special mention	—	—	—	3,773	25,429	54,371	—	—	83,573
6-8 Classified	—	10,353	20,000	1,609	83,725	33,061	—	—	148,748
Total	$228,214	$430,085	$128,205	$59,658	$1,949,554	$2,575,856	$3,006	$2,307	$5,376,885
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$51,970	$18,031	$—	$—	$70,001

Real Estate Mortgage:
Other residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4.5 Pass	732,782	880,417	43,776	22,461	256,799	1,993,482	108,386	—	4,038,103
5 Special mention	—	—	—	—	—	—	—	—	—
6-8 Classified	—	16,038	3,292	109	12,359	29,117	1,698	—	62,613
Total	$732,782	$896,455	$47,068	$22,570	$269,158	$2,022,599	$110,084	$—	$4,100,716
Current YTD period:
Gross charge-offs	$—	$44	$—	$5	$1,118	$13	$—	$—	$1,180

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

								Revolving
								Converted
Amortized Cost Basis (1)	Term Loans by Origination Year						Revolving	to Term
September 30, 2026	2026	2025	2024	2023	2022	Prior	Loans	Loans	Total
	(In thousands)
Real Estate Construction
and Land: Commercial
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4.5 Pass	44,627	240,673	31,430	36,713	1,630	3,623	—	—	358,696
5 Special mention	—	—	—	—	—	—	—	—	—
6-8 Classified	—	—	—	—	—	—	—	—	—
Total	$44,627	$240,673	$31,430	$36,713	$1,630	$3,623	$—	$—	$358,696
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$8,077	$—	$—	$—	$8,077

Real Estate Construction
and Land: Residential
Internal risk rating:
1-2 High pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
3-4.5 Pass	58,962	206,891	222,453	117,974	288,602	61,589	107,750	904	1,065,125
5 Special mention	—	21,902	—	—	22,627	4,036	—	—	48,565
6-8 Classified	—	—	—	—	—	2,385	—	—	2,385
Total	$58,962	$228,793	$222,453	$117,974	$311,229	$68,010	$107,750	$904	$1,116,075
Current YTD period:
Gross charge-offs	$—	$8,191	$953	$—	$44,298	$14,089	$—	$—	$67,531

Commercial: Asset-Based
Internal risk rating:
1-2 High pass	$24,462	$39,273	$21,545	$16,884	$110,348	$211,094	$46,042	$—	$469,648
3-4.5 Pass	221,610	228,451	11,654	69,444	120,720	95,914	2,163,177	—	2,910,970
5 Special mention	—	—	—	—	—	548	6,679	—	7,227
6-8 Classified	—	5,155	—	—	—	—	—	—	5,155
Total	$246,072	$272,879	$33,199	$86,328	$231,068	$307,556	$2,215,898	$—	$3,393,000
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial: Venture Capital
Internal risk rating:
1-2 High pass	$(125)	$(145)	$(84)	$(40)	$—	$—	$162,334	$22,269	$184,209
3-4.5 Pass	151,911	125,321	96,511	27,689	10,073	42,529	1,464,130	106,032	2,024,196
5 Special mention	—	28,943	9,391	14,376	3,344	5,992	23,150	—	85,196
6-8 Classified	—	—	14,162	23,676	13,628	10,085	1	14,398	75,950
Total	$151,786	$154,119	$119,980	$65,701	$27,045	$58,606	$1,649,615	$142,699	$2,369,551
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$14,400	$14,400
____________________
(1)    Amounts with negative balances are loans with zero principal balances and deferred loan origination fees.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

								Revolving
								Converted
Amortized Cost Basis	Term Loans by Origination Year						Revolving	to Term
September 30, 2026	2026	2025	2024	2023	2022	Prior	Loans	Loans	Total
	(In thousands)
Commercial: Other Commercial
Internal risk rating:
1-2 High pass	$1,240	$2,885	$788	$58	$19,188	$13	$10,776	$43	$34,991
3-4.5 Pass	169,197	226,508	37,899	48,305	42,353	273,196	2,651,298	26,363	3,475,119
5 Special mention	—	851	—	5,850	—	1,407	13,896	4	22,008
6-8 Classified	—	—	—	—	2,632	2,121	690	3,949	9,392
Total	$170,437	$230,244	$38,687	$54,213	$64,173	$276,737	$2,676,660	$30,359	$3,541,510
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$215	$5,297	$1,700	$483	$7,695

Consumer
Internal risk rating:
1-2 High pass	$2	$49	$—	$—	$9	$1	$311	$—	$372
3-4.5 Pass	35,058	21,704	16,620	9,918	44,229	196,964	5,849	40	330,382
5 Special mention	—	—	—	—	731	2,884	—	—	3,615
6-8 Classified	—	—	—	—	206	594	—	238	1,038
Total	$35,060	$21,753	$16,620	$9,918	$45,175	$200,443	$6,160	$278	$335,407
Current YTD period:
Gross charge-offs	$—	$—	$—	$—	$421	$2,392	$—	$—	$2,813

Total Loans and Leases
Internal risk rating:
1-2 High pass	$27,629	$60,506	$28,230	$22,450	$207,998	$586,536	$219,463	$22,312	$1,175,124
3-4.5 Pass	1,954,445	2,778,665	718,239	472,935	3,300,157	6,648,928	6,541,626	140,892	22,555,887
5 Special mention	—	51,696	14,534	24,359	71,232	123,533	43,725	23,065	352,144
6-8 Classified	—	35,402	51,492	28,828	188,530	182,142	2,389	18,585	507,368
Total	$1,982,074	$2,926,269	$812,495	$548,572	$3,767,917	$7,541,139	$6,807,203	$204,854	$24,590,523
Current YTD period:
Gross charge-offs	$—	$8,235	$1,417	$5	$117,209	$53,419	$1,700	$14,883	$196,868

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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Loan Modifications
The following table presents our loan modifications to our loans and leases HFI granted to borrowers experiencing financial difficulty by type of modification for the periods indicated with balances as of the dates indicated:

	Amortized Cost Basis at September 30, 2026
				% of
	Term	Payment		Total
	Extension	Delay	Total	Loans
Three Months Ended	(Dollars in thousands)
Real estate mortgage:
Commercial	$29,178	$3,856	$33,034	0.8%
Multi-family	33,725	—	33,725	0.6%
Commercial:
Venture capital	—	14,162	14,162	0.6%
Other commercial	2,880	—	2,880	0.1%
Total	$65,783	$18,018	$83,801

	Amortized Cost Basis at September 30, 2026
				Term Extension	Payment Delay,	Term Extension,		% of
	Term	Payment	Interest Rate	and Interest	and Interest	Interest Rate Reduction,		Total
	Extension	Delay	Reduction	Rate Reduction	Rate Reduction	and Forgiveness	Total	Loans
Nine Months Ended	(Dollars in thousands)
Real estate mortgage:
Commercial	$29,985	$7,181	$—	$—	$982	$44,160	$82,308	2.1%
Multi-family	137,450	—	—	—	—	—	137,450	2.6%
Commercial:
Venture capital	14,990	14,162	—	—	—	14,398	43,550	1.8%
Other commercial	5,311	—	22	50	—	—	5,383	0.2%
Total	$187,736	$21,343	$22	$50	$982	$58,558	$268,691

	Amortized Cost Basis at September 30, 2025
					% of
	Term	Payment	Interest Rate		Total
	Extension	Delay	Reduction	Total	Loans
Three Months Ended	(Dollars in thousands)
Real estate mortgage:
Commercial	$115,256	$—	$3,349	$118,605	2.8%
Multi-family	67,446	—	—	67,446	1.1%
Other residential	1,445	—	—	1,445	—
Real estate construction and land:
Residential	2,985	—	—	2,985	0.2%
Commercial:
Asset-based	37,977	—	—	37,977	1.4%
Venture capital	38,599	14,893	—	53,492	2.8%
Other commercial	179	—	—	179	—
Total	$263,887	$14,893	$3,349	$282,129

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

	Amortized Cost Basis at September 30, 2025
				Term Extension	Term Extension	Term Extension,		% of
	Term	Payment	Interest Rate	and Interest	and	Interest Rate Reduction,		Total
	Extension	Delay	Reduction	Rate Reduction	Forgiveness	and Payment Delay	Total	Loans
Nine Months Ended	(Dollars in thousands)
Real estate mortgage:
Commercial	$115,256	$3,582	$5,933	$—	$—	$—	$124,771	2.9%
Multi-family	67,446	—	—	—	—	—	67,446	1.1%
Other residential	2,417	2,197	—	—	—	—	4,614	0.1%
Real estate construction and land:
Residential	2,985	—	—	—	—	—	2,985	0.2%
Commercial:
Asset-based	62,510	—	—	—	—	—	62,510	2.3%
Venture capital	45,995	14,893	—	—	—	—	60,888	3.2%
Other commercial	4,358	—	—	532	4	136	5,030	0.1%
Consumer	5	—	—	—	—	—	5	—
Total	$300,972	$20,672	$5,933	$532	$4	$136	$328,249
The following tables present the financial effect of our loan modifications made to borrowers experiencing financial difficulty by type of modification for the periods indicated:

	Weighted Average for the Three Months Ended September 30, 2026

	Term Extension	Payment Delay
	(in months)	(in months)
Real estate mortgage:
Commercial	8	3
Multi-family	3	—
Commercial:
Venture capital	—	4
Other commercial	23	—

	Weighted Average for the Nine Months Ended September 30, 2026
			Interest	Term Extension and		Payment Delay and
	Term Extension	Payment Delay	Rate Reduction	Interest Rate Reduction		Interest Rate Reduction
	(in months)	(in months)	(in % points)	(in months)	(in % points)	(in months)	(in % points)
Real estate mortgage:
Commercial	8	4	—	—	—	3	1.7%
Multi-family	31	—	—	—	—	—	—
Commercial:
Venture capital	30	4	—	—	—	—	—
Other commercial	17	—	4.0%	15	3.5%	—	—

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

	Weighted Average for the Three Months Ended September 30, 2025
			Interest
	Term Extension	Payment Delay	Rate Reduction
	(in months)	(in months)	(in % points)
Real estate mortgage:
Commercial	16	—	3.2%
Multi-family	12	—	—
Other residential	9	—	—
Real estate construction and land:
Residential	9	—	—
Commercial:
Asset-based	6	—	—
Venture capital	7	3	—
Other commercial	60	—	—

	Weighted Average for the Nine Months Ended September 30, 2025
			Interest	Term Extension and
	Term Extension	Payment Delay	Rate Reduction	Interest Rate Reduction
	(in months)	(in months)	(in % points)	(in months)	(in % points)
Real estate mortgage:
Commercial	16	4	3.2%	—	—
Multi-family	12	—	—	—	—
Other residential	9	3	—	—	—
Real estate construction and land:
Residential	9	—	—	—	—
Commercial:
Asset-based	22	—	—	—	—
Venture capital	8	3	—	—	—
Other commercial	18	—	—	55	1.9%
Consumer	24	—	—	—	—
The following outlines the weighted average financial effects of our combination loan modifications for borrowers experiencing financial difficulties.
Combination - term extension, interest rate reduction, and principal forgiveness. Regarding the combination of term extensions, interest rate reductions, and principal forgiveness, the weighted average financial effect for the nine months ended September 30, 2026 for CRE loans included a 64 month maturity extension, a reduced rate of 1.65%, and principal forgiveness of $8.1 million and venture capital loans included a 68 month maturity extension, a reduced rate of 1.00%, and principal forgiveness of $5.0 million.
Combination - term extension, payment delay, and interest rate reduction. For the nine months ended September 30, 2025, other commercial loans included a 61 month maturity extension, a reduced rate of 5.75%, and payment deferrals of 3 months.
Combination - term extension and principal forgiveness. For the nine months ended September 30, 2025, other commercial loans included a 35 month maturity extension and principal forgiveness of $0.1 million.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following tables present the payment status of loans that were modified during the preceding 12-month period, with related amortized cost balances, as of the dates indicated:

	Payment Status (Amortized Cost Basis) at September 30, 2026
		30-89 Days	90 or More Days
	Current	Past Due	Past Due	Total
	(In thousands)
Real estate mortgage:
Commercial	$82,312	$2,410	$—	$84,722
Multi-family	137,450	—	—	137,450
Other residential	—	—	1,474	1,474
Commercial:
Asset-based	28,190	—	—	28,190
Venture capital	50,726	—	—	50,726
Other commercial	5,325	69	—	5,394
Consumer	—	—	238	238
Total	$304,003	$2,479	$1,712	$308,194

	Payment Status (Amortized Cost Basis) at September 30, 2025
		30-89 Days	90 or More Days
	Current	Past Due	Past Due	Total
	(In thousands)
Real estate mortgage:
Commercial	$142,746	$—	$—	$142,746
Multi-family	67,446	—	—	67,446
Other residential	2,104	971	2,197	5,272
Real estate construction and land:
Residential	2,985	—	—	2,985
Commercial:
Asset-based	62,510	—	—	62,510
Venture capital	66,617	—	—	66,617
Other commercial	1,799	3,518	—	5,317
Consumer	5	—	—	5
Total	$346,212	$4,489	$2,197	$352,898

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following tables present information on loans that defaulted during the periods indicated, which had been modified during the preceding 12-month period, with related amortized cost balances as of the dates indicated:

	Amortized cost basis at September 30, 2026
Loan Modifications That Subsequently Defaulted
for the Three Months Ended September 30, 2026	Term Extension	Payment Delay	Total
	(In thousands)
Real estate mortgage:
Commercial	$—	$2,410	$2,410
Other residential	1,474	—	1,474
Commercial:
Other commercial	69	—	69
Consumer	238	—	238
Total	$1,781	$2,410	$4,191

	Amortized cost basis at September 30, 2026
Loan Modifications That Subsequently Defaulted
for the Nine Months Ended September 30, 2026	Term Extension	Payment Delay	Total
	(In thousands)
Real estate mortgage:
Commercial	$—	$2,410	$2,410
Other residential	1,474	—	1,474
Commercial:
Other commercial	69	—	69
Consumer	238	—	238
Total	$1,781	$2,410	$4,191

	Amortized cost basis at September 30, 2025
		Combination - Term
Loan Modifications That Subsequently Defaulted		Extension and
for the Three Months Ended September 30, 2025	Term Extension	Rate Reduction	Total
	(In thousands)
Real estate mortgage:
Other residential	$971	$—	$971
Commercial:
Other commercial	3,525	73	3,598
Total	$4,496	$73	$4,569

	Amortized cost basis at September 30, 2025
			Combination - Term
Loan Modifications That Subsequently Defaulted			Extension and
for the Nine Months Ended September 30, 2025	Term Extension	Payment Delay	Rate Reduction	Total
	(In thousands)
Real estate mortgage:
Other residential	$971	$2,197	$—	$3,168
Commercial:
Other commercial	3,525	—	73	3,598
Total	$4,496	$2,197	$73	$6,766

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

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
The following table provides the components of leases receivable income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Component of leases receivable income:
Interest income on net investments in leases	$3,492	$3,454	$10,776	$11,199
The following table presents the components of leases receivable as of the dates indicated:

	September 30, 2026	December 31, 2025
	(In thousands)
Net Investment in Direct Financing Leases:
Lease payments receivable	$151,814	$151,719
Unguaranteed residual assets	19,134	19,921
Deferred costs and other	2,743	1,793
Aggregate net investment in leases	$173,691	$173,433
The following table presents maturities of leases receivable as of the date indicated:

September 30, 2026
(In thousands)
Period ending December 31,
2026	$14,839
2027	54,638
2028	39,483
2029	36,017
2030	11,794
Thereafter	14,621
Total undiscounted cash flows	171,392
Less: Unearned income	(19,578)
Present value of lease payments	$151,814
Allowance for Credit Losses
The ACL is the combination of the ALLL and the reserve for unfunded loan commitments. The reserve for unfunded loan commitments is included within "Accrued interest payable and other liabilities" on the consolidated balance sheets.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following tables present a summary of the activity in the ACL loans and leases HFI by loan portfolio segment for the periods indicated:

	Three Months Ended September 30, 2026
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$147,021	$9,264	$74,268	$12,766	$243,319
Charge-offs	(13,145)	—	(5,254)	(755)	(19,154)
Recoveries	1,088	—	722	53	1,863
Net charge-offs	(12,057)	—	(4,532)	(702)	(17,291)
Provision	(2,103)	(687)	10,591	599	8,400
Balance, end of period	$132,861	$8,577	$80,327	$12,663	$234,428
Reserve for Unfunded Loan Commitments:
Balance, beginning of period	$933	$7,656	$24,321	$11	$32,921
Provision	15	(1,681)	3,665	1	2,000
Balance, end of period	$948	$5,975	$27,986	$12	$34,921
Total ACL, end of period	$133,809	$14,552	$108,313	$12,675	$269,349

	Nine Months Ended September 30, 2026
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$137,401	$8,849	$86,087	$13,275	$245,612
Charge-offs	(96,352)	(75,608)	(22,095)	(2,813)	(196,868)
Recoveries	1,980	—	2,950	554	5,484
Net charge-offs	(94,372)	(75,608)	(19,145)	(2,259)	(191,384)
Provision	89,832	75,336	13,385	1,647	180,200
Balance, end of period	$132,861	$8,577	$80,327	$12,663	$234,428
Reserve for Unfunded Loan Commitments:
Balance, beginning of period	$998	$8,755	$25,156	$12	$34,921
Provision	(50)	(2,780)	2,830	—	—
Balance, end of period	$948	$5,975	$27,986	$12	$34,921
Total ACL, end of period	$133,809	$14,552	$108,313	$12,675	$269,349

Ending Allowance by Evaluation Methodology:
Individually evaluated	$—	$—	$—	$—	$—
Collectively evaluated	$132,861	$8,577	$80,327	$12,663	$234,428

Ending Loans and Leases by Evaluation Methodology:
Individually evaluated	$157,159	$2,385	$14,725	$—	$174,269
Collectively evaluated	13,319,125	1,472,386	9,289,336	335,407	24,416,254
Ending balance	$13,476,284	$1,474,771	$9,304,061	$335,407	$24,590,523

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended September 30, 2025
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$134,945	$7,063	$73,330	$14,006	$229,344
Charge-offs	(2,455)	—	(3,052)	(958)	(6,465)
Recoveries	1,602	1,370	5,833	117	8,922
Net charge-offs	(853)	1,370	2,781	(841)	2,457
Provision	3,456	205	4,746	293	8,700
Balance, end of period	$137,548	$8,638	$80,857	$13,458	$240,501
Reserve for Unfunded Loan Commitments:
Balance, beginning of period	$1,108	$2,990	$25,112	$11	$29,221
Provision	(122)	3,880	(2,757)	(1)	1,000
Balance, end of period	$986	$6,870	$22,355	$10	$30,221
Total ACL, end of period	$138,534	$15,508	$103,212	$13,468	$270,722

	Nine Months Ended September 30, 2025
		Real Estate
	Real Estate	Construction
	Mortgage	and Land	Commercial	Consumer	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$145,754	$10,940	$67,833	$14,833	$239,360
Charge-offs	(24,324)	(21,536)	(21,227)	(2,877)	(69,964)
Recoveries	2,212	1,370	10,224	319	14,125
Net charge-offs	(22,112)	(20,166)	(11,003)	(2,558)	(55,839)
Provision	13,906	17,864	24,027	1,183	56,980
Balance, end of period	$137,548	$8,638	$80,857	$13,458	$240,501
Reserve for Unfunded Loan Commitments:
Balance, beginning of period	$1,404	$4,643	$23,010	$15	$29,072
Provision	(418)	2,227	(655)	(5)	1,149
Balance, end of period	$986	$6,870	$22,355	$10	$30,221
Total ACL, end of period	$138,534	$15,508	$103,212	$13,468	$270,722

Ending Allowance by Evaluation Methodology:
Individually evaluated	$—	$—	$—	$—	$—
Collectively evaluated	$137,548	$8,638	$80,857	$13,458	$240,501

Ending Loans and Leases by Evaluation Methodology:
Individually evaluated	$166,678	$—	$4,981	$331	$171,990
Collectively evaluated	13,413,184	2,154,826	8,001,676	368,966	23,938,652
Ending balance	$13,579,862	$2,154,826	$8,006,657	$369,297	$24,110,642
The ALLL decreased by $8.9 million in the third quarter of 2026 to $234.4 million compared to the second quarter, due primarily to net charge-offs of $17.3 million, of which $10.0 million had been specifically reserved as of June 30, 2026, offset partially by an $8.4 million provision.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

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
A loan is considered collateral-dependent, and is individually evaluated for reserve purposes, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent loans HFI by collateral type as of the following dates:

	September 30, 2026			December 31, 2025
	Real	Business		Real	Business
	Property	Assets	Total	Property	Assets	Total
	(In thousands)
Real estate mortgage	$159,873	$—	$159,873	$155,233	$—	$155,233
Real estate construction and land	2,385	—	2,385	—	—	—
Commercial	—	14,398	14,398	—	625	625
Total	$162,258	$14,398	$176,656	$155,233	$625	$155,858

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 5.  GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill represents the excess of purchase consideration over the fair value of identifiable net assets acquired in a business combination. Goodwill and other intangible assets with indefinite useful lives are not amortized but are assessed for impairment at least annually. The carrying amount of goodwill was $214.5 million as of September 30, 2026 and December 31, 2025. For additional information regarding the calculation of goodwill and other intangibles see "Note 1. Nature of Operations and Summary of Significant Accounting Policies - Goodwill and Other Intangible Assets" in Item 8 of the Form 10-K.
Our other intangible assets with definite lives are CDI and CRI. CDI and CRI are amortized on an accelerated basis over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or customer relationships acquired.
The following table presents the carrying amounts of CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$178,500	$178,764	$178,764	$178,764
CRI write-off	—	—	(264)	—
Balance, end of period	178,500	178,764	178,500	178,764
Accumulated Amortization:
Balance, beginning of period	(85,791)	(59,834)	(73,477)	(45,820)
Amortization expense	(6,188)	(7,007)	(18,580)	(21,021)
Elimination upon CRI write-off	—	—	78	—
Balance, end of period	(91,979)	(66,841)	(91,979)	(66,841)
Net CDI and CRI, end of period	$86,521	$111,923	$86,521	$111,923
The following table presents the estimated aggregate future amortization expense for our current CDI as of the date indicated:

September 30, 2026
(In thousands)
Period ending December 31,
2026	$5,817
2027	21,136
2028	17,890
2029	14,645
2030	11,400
Thereafter	15,633
Net CDI	$86,521

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 6. OTHER ASSETS
The following table presents the details of our other assets as of the dates indicated:

Other Assets	September 30, 2026	December 31, 2025
	(In thousands)
Investments:
LIHTC investments	$226,080	$259,780
SBIC investments	131,097	121,072
Alternative energy partnerships (HLBV investments)	15,894	16,354
Other equity and CRA investments	153,281	150,048
Total investments	526,352	547,254
Interest receivable	130,205	131,429
Operating lease ROU assets, net (1)	98,847	99,205
Prepaid expenses	38,393	33,829
Taxes receivable	25,485	8,385
Foreclosed assets, net	21,460	17,115
Equity warrants (2)	3,302	3,437
Other receivables/assets	44,027	44,108
Total other assets	$888,071	$884,762
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
(2)    See "Note 11. Fair Value Measurements and Fair Value of Financial Instruments" for information regarding equity warrants.
NOTE 7. LEASES
Operating Leases as a Lessee
Our lease expense is a component of "Occupancy expense" on our consolidated statements of earnings. The following table presents the components of lease expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Operating lease expense:
Fixed costs	$6,982	$7,205	$21,033	$21,501
Variable costs	34	36	126	271
Short-term lease costs	226	233	715	679
Sublease income	(1,004)	(1,065)	(3,168)	(3,353)
Net lease expense	$6,238	$6,409	$18,706	$19,098
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,799	$24,064
ROU assets obtained in exchange for lease obligations:
Operating leases	$19,122	$22,540

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following table presents supplemental balance sheet and other information related to operating leases as of the dates indicated:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Operating leases:
Operating lease ROU assets, net	$98,847	$99,205
Operating lease liabilities	119,245	120,587

Weighted average remaining lease term (in years)	5.6	5.8
Weighted average discount rate	3.99%	3.79%
The following table presents the maturities of operating lease liabilities as of the date indicated:

September 30, 2026
(In thousands)
Period ending December 31,
2026	$7,882
2027	29,245
2028	25,393
2029	20,744
2030	16,883
Thereafter	33,766
Total operating lease liabilities	133,913
Less: Imputed interest	(14,668)
Present value of operating lease liabilities	$119,245
Operating Leases as a Lessor
We provide equipment financing to our customers through operating leases where we facilitate the purchase of equipment leased to our customers. The equipment is shown on the consolidated balance sheets as "Equipment leased to others under operating leases" and is depreciated to its estimated residual value at the end of the lease term, shown as "Leased equipment depreciation" in the consolidated statements of earnings. Periodic lease payments received under the leases are recorded as "Leased equipment income" in the consolidated statements of earnings. The valuation of equipment is tested periodically for impairment. No impairment was recorded on "Equipment leased to others under operating leases" during the nine months ended September 30, 2026 and 2025.
The following table presents the contractual rental payments to be received on operating leases as of the date indicated:

September 30, 2026
(In thousands)
Period ending December 31,
2026	$6,153
2027	34,157
2028	33,673
2029	31,742
2030	22,675
Thereafter	59,528
Total undiscounted cash flows	$187,928

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 8.  BORROWINGS AND SUBORDINATED DEBT
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	September 30, 2026		December 31, 2025
		Weighted		Weighted
Borrowing Type	Balance	Average Rate	Balance	Average Rate
	(Dollars in thousands)
FHLB secured advances	$2,300,000	4.21%	$1,710,185	3.90%
Other short-term borrowings	—	—	240,000	3.69%
Credit-linked notes	108,626	14.47%	113,634	14.63%
Total borrowings, net	$2,408,626	4.67%	$2,063,819	4.47%
The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, and other financial institutions.
FHLB Secured Line of Credit. The Bank had secured financing capacity with the FHLB of $6.8 billion as of September 30, 2026, collateralized by a blanket lien on $9.8 billion of qualifying loans. As of September 30, 2026, there were $658.5 million in letters of credit pledged and a $2.3 billion balance outstanding. As of December 31, 2025, there were $514.1 million in letters of credit pledged and a $1.7 billion balance outstanding.
The following table presents the interest rates and maturity dates of FHLB secured advances as of the date indicated:

	September 30, 2026
FHLB Secured Advances	Balance	Rate	Maturity date
	(Dollars in thousands)
Term advance	$250,000	4.12%	10/15/2026
Term advance	200,000	3.91%	10/30/2026
Term advance	150,000	4.33%	11/02/2026
Term advance	100,000	4.32%	11/03/2026
Term advance	150,000	4.32%	11/05/2026
Term advance	250,000	4.27%	11/16/2026
Term advance	100,000	4.19%	11/23/2026
Term advance	250,000	4.33%	12/16/2026
Term advance	100,000	3.79%	02/01/2027
Term advance	100,000	3.79%	03/01/2027
Term advance	100,000	3.78%	04/01/2027
Term advance (1)	150,000	4.63%	05/28/2027
Term advance (1)	150,000	4.39%	06/03/2027
Term advance (1)	150,000	4.63%	06/03/2027
Term advance	100,000	3.88%	06/24/2027
Total FHLB secured advances	$2,300,000	4.21%
___________________
(1)    Represents FHLB term advances that include a put feature, which allows the FHLB to terminate the advance before its scheduled maturity date.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of September 30, 2026, the Bank had secured borrowing capacity of $4.9 billion collateralized by liens covering $6.1 billion of qualifying loans and $290.4 million of securities. As of September 30, 2026 and December 31, 2025, there were no balances outstanding.
Holding Company Line of Credit Arrangement. As of September 30, 2026, we have a $100.0 million unsecured revolving line of credit available. The rate is based on 1-month SOFR plus a spread of 2.25%. As of September 30, 2026 and December 31, 2025, there was no balance outstanding.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Credit-Linked Notes. On September 29, 2022, legacy Pacific Western Bank completed a credit-linked notes transaction. The notes were issued in five classes, each with an interest rate of SOFR plus a spread that ranges from 8.00% to 13.25%, with a weighted average spread of 10.77% at September 30, 2026. The notes are linked to the credit risk of a reference pool of previously purchased SFR mortgage loans with a principal balance of approximately $2.1 billion at September 30, 2026. The notes are due June 27, 2052. Principal payments on the notes are based only on principal that is actually collected on these loans. The notes are reported at fair value of $108.6 million at September 30, 2026. See "Note 2. Restricted Cash" for information regarding the collateral for the notes and "Note 11. Fair Value Measurements and Fair Value of Financial Instruments" for additional information.
Other Short-Term Borrowing Arrangements. As of September 30, 2026, the Bank had credit limits of $190.0 million in the aggregate with several commercial banks, as well as borrowing arrangements with unaffiliated financial institutions that provide for the purchase of overnight funds and other short-term borrowings. The availability of these unsecured borrowings fluctuates regularly and is subject to the discretion of the counterparties. These lines are renewable annually and have no unused commitment fees. As of September 30, 2026, there was no balance outstanding under these arrangements compared to $240.0 million outstanding as of December 31, 2025.
Subordinated Debt
On May 1, 2026, the Company redeemed all $385 million outstanding aggregate principal amount of its 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 originally issued by Pacific Western Bank. The remaining unamortized discount and debt issuance costs were recorded as a loss on redemption of debt in noninterest income.
The following table summarizes the terms of each issuance of subordinated debt outstanding as of the dates indicated:

	September 30, 2026		December 31, 2025		Date	Maturity	Rate Index
Series	Balance	Rate (1)	Balance	Rate (1)	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Subordinated notes, net (2)(3)	$—	—	$381,737	3.25%	04/30/2021	05/01/2031	Fixed rate
Subordinated notes (4)	75,000	8.01%	75,000	8.05%	10/30/2020	10/30/2030	3-month Term SOFR + 4.195%
Trust V	10,310	7.34%	10,310	7.07%	08/15/2003	09/17/2033	3-month Term SOFR + 3.10
Trust VI	10,310	7.21%	10,310	7.03%	09/03/2003	09/15/2033	3-month Term SOFR + 3.05
Trust CII	5,155	7.19%	5,155	6.92%	09/17/2003	09/17/2033	3-month Term SOFR + 2.95
Trust VII	61,856	6.85%	61,856	6.85%	02/05/2004	04/23/2034	3-month Term SOFR + 2.75
Trust CIII	20,619	5.85%	20,619	5.67%	08/15/2005	09/15/2035	3-month Term SOFR + 1.69
Trust FCCI	16,495	5.76%	16,495	5.58%	01/25/2007	03/15/2037	3-month Term SOFR + 1.60
Trust FCBI	10,310	5.71%	10,310	5.53%	09/30/2005	12/15/2035	3-month Term SOFR + 1.55
Trust CS 2005-1	82,475	6.11%	82,475	5.93%	11/21/2005	12/15/2035	3-month Term SOFR + 1.95
Trust CS 2005-2	128,866	6.05%	128,866	6.05%	12/14/2005	01/30/2036	3-month Term SOFR + 1.95
Trust CS 2006-1	51,545	8.70%	51,545	9.20%	02/22/2006	04/30/2036	Prime + 1.95
Trust CS 2006-2	51,550	6.05%	51,550	6.05%	09/27/2006	10/30/2036	3-month Term SOFR + 1.95
Trust CS 2006-3 (5)	29,203	4.50%	30,275	4.12%	09/29/2006	10/30/2036	3-month EURIBOR + 2.05
Trust CS 2006-4	16,470	8.70%	16,470	9.20%	12/05/2006	01/30/2037	Prime + 1.95
Trust CS 2006-5	6,650	6.05%	6,650	6.05%	12/19/2006	01/30/2037	3-month Term SOFR + 1.95
Trust CS 2007-2	39,177	6.05%	39,177	6.05%	06/13/2007	07/30/2037	3-month Term SOFR + 1.95
PMB Statutory Trust III	7,217	7.74%	7,217	7.35%	09/16/2002	09/26/2032	3-month Term SOFR + 3.40
PMB Capital Trust III	10,310	5.99%	10,310	6.15%	10/04/2004	10/08/2034	3-month Term SOFR + 2.00
Total subordinated debt	633,518	6.63%	1,016,327	5.35%
Acquisition discount (6)	(58,494)		(63,587)
Total subordinated debt, net	$575,024		$952,740
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
The following table presents the U.S. dollar notional amounts and fair values of our derivative instruments included in the consolidated balance sheets as of the dates indicated:

	September 30, 2026			December 31, 2025
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(In thousands)
Derivatives Designated as Cash Flow Hedges:
Interest rate swaps	$680,000	$4,061	$19,474	$300,000	$—	$4,043
Interest rate collars	1,000,000	—	—	1,000,000	—	22
Interest rate caps	380,000	10,345	—	—	—	—
Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	133,805	5,170	5,115	150,652	4,124	4,079
Foreign exchange contracts	107,725	1,249	—	111,390	—	77
Equity warrant assets	12,969	3,302	—	14,086	3,437	—
Total contracts	$2,314,499	$24,127	$24,589	$1,576,128	$7,561	$8,221
Cash Flow Hedges
Cash flow hedges include interest rate swap contracts with an aggregate notional amount of $680.0 million, consisting of $300.0 million of pay-fixed, receive-floating and $380.0 million of forward-starting receive-fixed, pay-floating swaps. These contracts have terms of up to five years and mature at various dates through 2032. The Company entered into these swaps with institutional counterparties to hedge against variability in cash flows attributable to IRR on a portion of the Company’s borrowings and forecasted interest income on cash balances indexed to the interest on reserve balances rate. Cash flow hedges also included interest rate collars, which are option contracts designed to limit the Company's exposure to increases in short-term interest rates while foregoing some of the upside if short-term interest rates decrease significantly. The interest rate collars have notional amounts aggregating to $1.0 billion, with eighteen month terms, and maturing on October 31, 2026. These collars were entered into with institutional counterparties to hedge against variability in cash flows attributable to IRR on a portion of the Company's floating rate deposits. Additionally, cash flow hedges also included forward-starting purchased interest rate caps, which are option contracts designed to limit the Company's exposure to increases in short-term interest rates. The interest rate caps have notional amounts aggregating to $380.0 million, with five year terms, and maturing in March 2032. These caps were entered into with institutional counterparties to hedge against variability in cash flows attributable to IRR on a portion of the Company's floating rate deposits.
The cash flow hedges were deemed highly effective at inception and as of September 30, 2026. For derivatives designated as cash flow hedges, the portion of changes in fair value considered to be highly effective is reported as a component of AOCI on the consolidated balance sheets until the related cash flows from the hedged items are recognized in earnings. As of September 30, 2026, the fair value of the cash flow hedges represented a net liability of $5.1 million, related to which a loss of $7.8 million (net of tax) was included in AOCI. The estimated amount to be reclassified in the next 12 months out of AOCI into earnings is $1.6 million.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Other Interest Rate Swaps, Foreign Exchange Contracts, and Equity Warrant Assets Not Designated for Hedge Accounting
The Company offers borrowers interest rate swaps under a "back-to-back" loan hedging program and offsets these "pay floating/receive fixed" contracts with borrowers with "receive floating/pay fixed" swaps with counterparty banks. The total notional balance of these offsetting hedging contracts was $133.8 million at September 30, 2026.
The Company has also hedged the IRR and foreign currency risk on €25.8 million of subordinated debt utilizing a cross-currency swap. Under the current terms of the swap, the Company receives three-month Euribor plus 205 basis points and pays a fixed rate of 5.92% with ultimate principal exchanged at maturity. For the three and nine months ended September 30, 2026, changes in fair value and fees recorded to "Noninterest income" in the consolidated statements of earnings were immaterial.
See "Note 11. Fair Value Measurements and Fair Value of Financial Instruments" for additional information regarding equity warrant assets.
NOTE 10.  COMMITMENTS AND CONTINGENCIES
The following table presents a summary of commitments described below as of the dates indicated:

	September 30, 2026	December 31, 2025
	(In thousands)
Loan commitments to extend credit	$5,565,774	$5,433,357
Standby letters of credit	259,844	244,895
Total	$5,825,618	$5,678,252
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
Commitments to extend credit are contractual agreements to lend to our customers when customers are in compliance with their contractual credit agreements and when customers have contractual availability to borrow under such agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The estimated exposure to loss from these commitments is included in the reserve for unfunded loan commitments, which amounted to $34.9 million at September 30, 2026 and December 31, 2025.
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
Additionally, we have commitments to invest in SBICs that call for capital contributions up to an amount specified in the partnership agreements, affordable housing investments, and in CRA-related loan pools. As of September 30, 2026 and December 31, 2025, such commitments totaled $115.6 million and $122.1 million.
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
Fair Value Option for Certain Debt Liabilities
The Company has elected the fair value option for the credit-linked notes issued in September 2022. The Company elected the fair value option because these exposures are considered to be structured notes, which are financial instruments that contain embedded derivatives. The notes are linked to the credit risk of an approximately $2.1 billion reference pool of previously purchased SFR mortgage loans. The principal balance of the credit-linked notes was $109.9 million at September 30, 2026. The carrying value of the credit-linked notes at September 30, 2026 was the estimated fair value of $108.6 million. Interest expense on the credit-linked notes totaled $4.1 million and $12.3 million for the three and nine months ended September 30, 2026, and $4.5 million and $13.5 million for the three and nine months ended September 30, 2025, respectively, and was recorded in "Interest expense - borrowings" on the consolidated statements of earnings.
The following table presents the changes in fair value of the credit-linked notes for which the fair value option has been elected for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Credit-Linked Notes	2026	2025	2026	2025
	(In thousands)
Changes in fair value - gains included in earnings	$210	$14	$416	$(141)
Changes in fair value - other comprehensive (loss) income	$(96)	$1,361	$(313)	$990
The following table provides information about the credit-linked notes carried at fair value as of the dates indicated:

Credit-Linked Notes	September 30, 2026	December 31, 2025
	(In thousands)
Carrying value reported on the consolidated balance sheets	$108,626	$113,634
Aggregate unpaid principal balance in excess of fair value	$1,323	$1,220
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
For information regarding the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820), and for estimating fair value for financial instruments not recorded at fair value, see "Note 1. Nature of Operations and Summary of Significant Accounting Policies" and "Note 15. Fair Value Measurements" to the Consolidated Financial Statements of the Form 10-K.
The Company also holds SBIC investments measured at fair value using the net asset value per share practical expedient that are not required to be classified in the fair value hierarchy. At September 30, 2026, the fair value of these investments was $131.1 million.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following tables present information on the assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements as of September 30, 2026
Measured on a Recurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities AFS:
Agency residential MBS	$718,355	$—	$718,355	$—
U.S. Treasury securities	219,509	219,509	—	—
Agency commercial MBS	343,613	—	343,613	—
Agency residential CMOs	3,067,819	—	3,067,819	$—
Corporate debt securities	193,846	—	186,946	6,900
Private label residential CMOs	393,765	—	393,765
Collateralized loan obligations	107,928	—	107,928	—
Private label commercial MBS	6,822	—	6,822
Asset-backed securities	11,633	—	11,633	—
SBA securities	2,549	—	2,549	—
Total securities AFS	$5,065,839	$219,509	$4,839,430	$6,900
Equity investments with readily determinable fair values	$564	$564	$—	$—
Derivatives: (1)
Derivative assets
Cash flow hedges	14,406	—	14,406	—
Interest rate and foreign exchange contracts	6,419	—	6,419	—
Equity warrants	3,302	—	—	3,302
Derivative liabilities
Cash flow hedges	19,474	—	19,474	—
Interest rate and foreign exchange contracts	5,115	—	5,115	—
Credit-linked notes	108,626	—	—	108,626
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
Derivatives: (1)
Derivative assets
Interest rate and foreign exchange contracts	4,124	—	4,124	—
Equity warrants	3,437	—	—	3,437
Derivative liabilities
Cash flow hedges	4,065	—	4,065	—
Interest rate and foreign exchange contracts	4,156	—	4,156	—
Credit-linked notes	113,634	—	—	113,634
____________________
(1)    For information regarding derivative instruments, see "Note 9. Derivatives".
During the nine months ended September 30, 2026, there were $1.6 million in transfers from Level 3 equity warrants to Level 1 equity investments with readily determinable fair values measured on a recurring basis. There were no transfers of AFS corporate debt securities from Level 3 to Level 2 during the nine months ended September 30, 2026, while $4.5 million of AFS corporate debt securities were transferred from Level 2 to Level 3 during the same period.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third-party pricing service for our Level 3 corporate debt securities AFS measured at fair value on a recurring basis as of the date indicated:

	Corporate Debt Securities as of September 30, 2026
	Range	Weighted Average
Unobservable Inputs	of Inputs	Input (1)
Spread to 10 Year Treasury	1.9% - 42.3%	10.5%
Discount rates	7.2% - 47.5%	15.7%
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

The following table presents information about quantitative inputs and assumptions used in the modified Black-Scholes option pricing model to determine the fair value for our Level 3 equity warrants measured at fair value on a recurring basis as of the date indicated:

	Equity Warrants as of September 30, 2026
	Range	Weighted Average
Unobservable Inputs	of Inputs	Input (1)
Volatility	15.3% - 1,757.1%	24.2%
Risk-free interest rate	4.0% - 5.1%	5.0%
Remaining life assumption (in years)	0.08 - 4.95	3.15
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

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following table summarizes activity for our Level 3 corporate debt securities AFS, equity warrants, and credit-linked notes measured at fair value on a recurring basis for the period indicated:

	Corporate	Equity	Credit-Linked
	Debt Securities	Warrants	Notes
	(In thousands)
Balance, December 31, 2025	$2,370	$3,437	$113,634
Total included in earnings	—	2,055	(416)
Total included in other comprehensive income	30	—	313
Issuances	—	281	—
Principal payments	—	—	(4,905)
Transfer from Level 2	4,500	—	—
Exercises and settlements	—	(909)	—
Transfers to Level 1 (equity investments with readily determinable fair values)	—	(1,562)	—
Balance, September 30, 2026	$6,900	$3,302	$108,626

Unrealized net gain for the period included in other
comprehensive income for securities held at quarter-end	$30
The following tables present assets measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement as of September 30, 2026
Measured on a Nonrecurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$52,013	$—	$52,013	$—
OREO	193	—	193	—
Total non-recurring	$52,206	$—	$52,206	$—

	Fair Value Measurement as of December 31, 2025
Measured on a Nonrecurring Basis	Total	Level 1	Level 2	Level 3
	(In thousands)
Individually evaluated loans and leases	$52,443	$—	$48,401	$4,042
OREO	248	—	248	—
Total non-recurring	$52,691	$—	$48,649	$4,042
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
The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Loss on Assets Measured on a Non‑Recurring Basis	2026	2025	2026	2025
	(In thousands)
Individually evaluated loans and leases	$2,687	$827	$8,165	$1,743
OREO	61	123	61	274
Total losses	$2,748	$950	$8,226	$2,017

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	September 30, 2026
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$293,680	$293,680	$293,680	$—	$—
Interest-earning deposits in financial institutions	1,875,027	1,875,027	1,875,027	—	—
Securities AFS	5,065,839	5,065,839	219,509	4,839,430	6,900
Investment in FRB and FHLB stock	175,691	175,691	—	175,691	—
Loans HFS	498,759	498,848	—	498,848	—
Loans and leases HFI, net	24,356,095	22,983,748	—	52,013	22,931,735
Equity investments with readily determinable fair values	564	564	564	—	—
Equity warrants	3,302	3,302	—	—	3,302
Cash flow hedges	14,406	14,406	—	14,406	—
Interest rate and foreign exchange contracts	6,419	6,419	—	6,419	—
Servicing rights	181	181	—	—	181

Financial Liabilities:
Demand, checking, money market, and savings deposits	24,296,138	24,296,138	—	24,296,138	—
Time deposits	3,964,171	3,945,706	—	3,945,706	—
Borrowings	2,408,626	2,407,129	—	2,298,503	108,626
Subordinated debt	575,024	572,854	—	572,854	—
Cash flow hedges	19,474	19,474	—	19,474	—
Interest rate and foreign exchange contracts	5,115	5,115	—	5,115	—

	December 31, 2025
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$181,103	$181,103	$181,103	$—	$—
Interest-earning deposits in financial institutions	2,126,862	2,126,862	2,126,862	—	—
Securities AFS	2,454,058	2,454,058	—	2,451,688	2,370
Securities HTM	2,308,636	2,246,526	185,088	2,057,189	4,249
Investment in FRB and FHLB stock	160,442	160,442	—	160,442	—
Loans HFS	182,936	183,083	—	183,083	—
Loans and leases HFI, net	24,787,067	23,871,794	—	48,401	23,823,393
Equity investments with readily determinable fair values	2	2	2	—	—
Equity warrants	3,437	3,437	—	—	3,437
Interest rate and foreign exchange contracts	4,124	4,124	—	4,124	—
Servicing rights	17,480	19,427	—	—	19,427

Financial Liabilities:
Demand, checking, money market, and savings deposits	23,156,094	23,156,094	—	23,156,094	—
Time deposits	4,687,263	4,684,099	—	4,684,099	—
Borrowings	2,063,819	2,069,076	275,185	1,680,257	113,634
Subordinated debt	952,740	934,819	—	934,819	—
Cash flow hedges	4,065	4,065	—	4,065	—
Interest rate and foreign exchange contracts	4,156	4,156	—	4,156	—

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be reasonable judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of September 30, 2026, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.
NOTE 12.  EARNINGS (LOSS) PER SHARE
The following tables present the computations of basic and diluted net earnings (loss) per share by class of common stock for the periods indicated:

	Three Months Ended September 30, 2026
		Class B	Non-Voting
	Voting	Non-Voting	Common Stock
	Common	Common	Equivalents	Total
	(In thousands, except per share amounts)
Basic Earnings Per Share: (1)
Net earnings available to common and equivalent stockholders	$72,890	$220	$—	$73,110
Less: Earnings and dividends allocated to unvested restricted stock (2)	(2)	—	—	(2)
Net earnings allocated to common and equivalent shares	$72,888	$220	$—	$73,108

Weighted average basic shares and unvested restricted stock outstanding	157,969	477	—	158,446
Less: weighted average unvested restricted stock outstanding	(5)	—	—	(5)
Weighted average basic shares outstanding	157,964	477	—	158,441

Basic earnings per share	$0.46	$0.46	$—	$0.46

Diluted Earnings Per Share: (3)
Net earnings allocated to common and equivalent shares	$72,890	$220	$—	$73,110
Reallocation of net earnings	2	(2)	148	—
Net earnings for diluted earnings per share	$72,892	$218	$148	$73,110

Weighted average diluted shares outstanding	159,505	477	325	160,307
Conversion of NVCE to Voting Common	325	—	—	—
Shares used in computation of diluted earnings per share	159,830	477	325	160,307

Diluted earnings per share	$0.46	$0.46	$0.46	$0.46
________________________
(1)    Basic earnings per share is using the two-class method.
(2)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.
(3)    Diluted earnings per share is using the treasury method.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

	Nine Months Ended September 30, 2026
		Class B	Non-Voting
	Voting	Non-Voting	Common Stock
	Common	Common	Equivalents	Total
	(In thousands, except per share amounts)
Basic Loss Per Share: (1)
Net loss available to common and equivalent stockholders	$(115,354)	$(354)	$(471)	$(116,179)
Less: Earnings and dividends allocated to unvested restricted stock (2)	(2)	—	—	(2)
Net loss allocated to common and equivalent shares	$(115,356)	$(354)	$(471)	$(116,181)

Weighted average basic shares and unvested restricted stock outstanding	155,296	477	633	156,406
Less: weighted average unvested restricted stock outstanding	(38)	—	—	(38)
Weighted average basic shares outstanding	155,258	477	633	156,368

Basic loss per share	$(0.74)	$(0.74)	$(0.74)	$(0.74)

Diluted Loss Per Share: (1)
Net loss allocated to common and equivalent shares	$(115,356)	$(354)	$(471)	$(116,181)
Weighted average diluted shares outstanding	155,258	477	633	156,368
Diluted loss per share	$(0.74)	$(0.74)	$(0.74)	$(0.74)
_____________________
(1)    Basic and diluted loss per share are using the two-class method.
(2)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

	Three Months Ended September 30, 2025
		Class B	Non-Voting
	Voting	Non-Voting	Common Stock
	Common	Common	Equivalents	Total
	(In thousands, except per share amounts)
Basic Earnings Per Share: (1)
Net earnings available to common and equivalent stockholders	$56,374	$181	$3,127	$59,682
Less: Earnings allocated to unvested restricted stock (2)	(31)	—	—	(31)
Net earnings allocated to common and equivalent shares	$56,343	$181	$3,127	$59,651

Weighted average basic shares and unvested restricted stock outstanding	148,477	477	8,231	157,185
Less: weighted average unvested restricted stock outstanding	(82)	—	—	(82)
Weighted average basic shares outstanding	148,395	477	8,231	157,103

Basic earnings per share	$0.38	$0.38	$0.38	$0.38

Diluted Earnings Per Share: (3)
Net earnings allocated to common and equivalent shares	$56,374	$181	$3,127	$59,682
Reallocation of net earnings as a result of conversion of
NVCE to Voting Common	3,127	—	—	—
Reallocation of net earnings	2	(2)	395	—
Net earnings for diluted earnings per share	$59,503	$179	$3,522	$59,682

Weighted average diluted shares outstanding	149,188	477	9,386	159,051
Conversion of NVCE to Voting Common	9,386	—	—	—
Shares used in computation of diluted earnings per share	158,574	477	9,386	159,051

Diluted earnings per share	$0.38	$0.38	$0.38	$0.38
________________________
(1)    Basic earnings per share is using the two-class method.
(2)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.
(3)    Diluted earnings per share is using the treasury method.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

	Nine Months Ended September 30, 2025
		Class B	Non-Voting
	Voting	Non-Voting	Common Stock
	Common	Common	Equivalents	Total
	(In thousands, except per share amounts)
Basic Earnings Per Share: (1)
Net earnings available to common and equivalent stockholders	$114,387	$360	$6,994	$121,741
Less: Earnings allocated to unvested restricted stock (2)	(89)	—	—	(89)
Net earnings allocated to common and equivalent shares	$114,298	$360	$6,994	$121,652

Weighted average basic shares and unvested restricted stock outstanding	151,677	477	9,266	161,420
Less: weighted average unvested restricted stock outstanding	(144)	—	—	(144)
Weighted average basic shares outstanding	151,533	477	9,266	161,276

Basic earnings per share	$0.75	$0.75	$0.75	$0.75

Diluted Earnings Per Share: (3)
Net earnings allocated to common and equivalent shares	$114,387	$360	$6,994	$121,741
Reallocation of net earnings as a result of conversion of
NVCE to Voting Common	6,994	—	—	—
Reallocation of net earnings	2	(2)	188	—
Net earnings for diluted earnings per share	$121,383	$358	$7,182	$121,741

Weighted average diluted shares outstanding	151,959	477	9,557	161,993
Conversion of NVCE to Voting Common	9,557	—	—	—
Shares used in computation of diluted earnings per share	161,516	477	9,557	161,993

Diluted earnings per share	$0.75	$0.75	$0.75	$0.75
________________________
(1)    Basic earnings per share is using the two-class method.
(2)    Represents cash dividends paid to holders of unvested restricted stock, net of forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.
(3)    Diluted earnings per share is using the treasury method.
The terms of each class of the Company’s capital stock are described in "Note 14. Stockholders' Equity".
The following table presents the weighted average outstanding restricted shares and warrants that were not included in the computation of diluted earnings per share because their effect would be anti-dilutive for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Restricted stock awards and units	36	81	2,861	144
Warrants	—	—	11,854	—

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

	Three Months Ended September 30,
	2026		2025
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total Interest Income	$442,736	$—	$432,541	$—
Noninterest Income:
Service charges on deposit accounts	4,881	4,881	5,109	5,109
Commissions and fees	9,307	7,015	9,514	4,605
Leased equipment income	9,812	—	10,321	—
Loss on loans and leases HFS	(4,199)	—	(374)	—
Gain on securities AFS	728	—	—	—
Dividends and gains on equity investments	2,675	—	2,291	—
Warrant income	221	—	433	—
Other income	7,931	3	6,991	54
Total noninterest income	31,356	11,899	34,285	9,768
Total Revenue	$474,092	$11,899	$466,826	$9,768
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Three Months Ended September 30,
	2026	2025
	(In thousands)
Products and services transferred at a point in time	$6,428	$3,802
Products and services transferred over time	5,471	5,966
Total revenue from contracts with customers	$11,899	$9,768

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

	Nine Months Ended September 30,
	2026		2025
	Total	Revenue from	Total	Revenue from
	Recorded	Contracts with	Recorded	Contracts with
	Revenue	Customers	Revenue	Customers
	(In thousands)
Total Interest Income	$1,264,774	$—	$1,259,705	$—
Noninterest Income:
Service charges on deposit accounts	14,622	14,622	14,108	14,108
Commissions and fees	29,321	23,033	29,113	14,602
Leased equipment income	26,162	—	31,336	—
Loss on loans and leases HFS	(16,733)	—	(142)	—
Loss on securities AFS	(256,021)	—	—	—
Dividends and gains on equity investments	8,003	—	4,500	—
Warrant income	2,055	—	1,365	—
Other income	25,179	23	20,288	559
Total noninterest (loss) income	(167,412)	37,678	100,568	29,269
Total Revenue	$1,097,362	$37,678	$1,360,273	$29,269
The following table presents revenue from contracts with customers based on the timing of revenue recognition for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Products and services transferred at a point in time	$20,713	$12,053
Products and services transferred over time	16,965	17,216
Total revenue from contracts with customers	$37,678	$29,269
Contract Balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers as of the dates indicated:

	September 30, 2026	December 31, 2025
	(In thousands)
Receivables, which are included in "Other assets"	$1,534	$2,147
Contract liabilities, which are included in "Accrued interest payable and other liabilities"	$226	$279
Contract liabilities relate to advance consideration received from customers for which revenue is recognized over the life of the contract. The change in contract liabilities for the nine months ended September 30, 2026 due to revenue recognized that was included in the contract liability balance at the beginning of the period was $52,000.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 14.  STOCKHOLDERS' EQUITY
Stock-Based Compensation
At the annual meeting of stockholders held on May 6, 2026, the Company's stockholders approved the Second Amended and Restated Banc of California, Inc. 2018 Stock Incentive Plan (the “Second Amended and Restated 2018 Plan”). The Company’s Second Amended and Restated 2018 Plan permits stock-based compensation awards to officers, directors, employees, and consultants and will remain in effect until November 30, 2033. The Second Amended and Restated 2018 Plan authorizes grants of stock-based compensation instruments covering up to 12,917,882 shares. As of September 30, 2026, there were 4,765,019 shares available for grant under the Second Amended and Restated 2018 Plan. In addition to the Second Amended and Restated 2018 Plan, in connection with the Merger, the Company assumed the Amended and Restated PacWest Bancorp 2017 Stock Incentive Plan (the "PacWest 2017 Plan") with respect to PacWest's outstanding stock-based awards.
Restricted Stock (RSUs, TRSAs, and PSUs)
Restricted stock amortization totaled $5.8 million and $5.9 million for the three months ended September 30, 2026 and 2025, and $15.7 million and $17.3 million for the nine months ended September 30, 2026 and 2025. Such amounts are included in "Compensation expense" on the consolidated statements of earnings. The amount of unrecognized compensation expense related to all unvested RSUs, TRSAs, and PSUs as of September 30, 2026 totaled $48.1 million.
Restricted Stock Units and Time-Based Restricted Stock Awards
At September 30, 2026, there were 2,724,418 shares of unvested RSUs outstanding pursuant to the Second Amended and Restated 2018 Plan. At September 30, 2026, there were 4,670 shares of unvested TRSAs outstanding pursuant to the PacWest 2017 Plan. The RSUs and TRSAs generally vest over a service period of three or four years from the date of the grant or immediately upon death of an employee. Compensation expense related to RSUs and TRSAs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method. TRSAs were assumed by the Company in connection with the Merger and continue to vest in accordance with the original vesting schedule of the awards.
Performance Stock Units
At September 30, 2026, there were 2,260,136 units of unvested PSUs outstanding. Compensation expense related to the PSUs is based on the fair value of the underlying stock on the award date and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended. Annual PSU expense may vary during the performance period based upon changes in management's estimate of the number of shares that may ultimately vest. In the case where the performance target for the PSUs is based on a market condition (such as total shareholder return), the amortization is neither reversed nor suspended if it is subsequently determined that the attainment of the performance target is less than probable or improbable and the employee continues to meet the service requirement of the award.
Classes of Stock and Equity Instruments
Preferred Stock
Depositary shares each representing 1/40th of a share of 7.75% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series F (“Series F Preferred Stock”) are listed on the NYSE under the symbol “BANC/PF.” The Series F Preferred Stock ranks senior to our common stock and common stock equivalents both as to dividends and liquidation preference but generally has no voting rights. There are 50,000,000 total preferred shares authorized, of which 27,000,000 were authorized for the NVCE and 513,250 were authorized and outstanding for the Series F Preferred Stock at September 30, 2026 and December 31, 2025.
Common Stock
Our voting common stock is listed on the NYSE under the symbol “BANC” and there were 446,863,844 shares authorized at September 30, 2026 and December 31, 2025, and 157,977,644 shares outstanding at September 30, 2026 and 149,963,520 shares outstanding at December 31, 2025.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

Class B Non-Voting Common Stock
Our Class B non-voting, non-convertible common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The Class B non-voting common stock ranks equally with, and has identical rights, preferences, and privileges as the voting common stock with respect to dividends and liquidation preference but generally has no voting rights. There were 3,136,156 shares authorized at September 30, 2026 and December 31, 2025 and 477,321 shares outstanding at September 30, 2026 and at December 31, 2025.
Non-Voting Common Stock Equivalents
In conjunction with the Merger, the Company issued a new class of NVCE from authorized preferred stock, which were issued under the Investment Agreements (as defined below). Our NVCE stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The NVCE stock does not have voting rights and ranks equally with, and has identical rights, preferences, and privileges as, the voting common stock with respect to dividends or distributions (including regular quarterly dividends) declared by the Board and rights upon any liquidation, dissolution, winding up or similar proceeding of the Company. The NVCE stock is convertible into shares of voting common stock on a one-for-one basis, generally upon transfer to an eligible holder or the occurrence of other specified events in accordance with the terms of the Warburg Investment Agreement (as defined below) with affiliates of funds managed by Warburg Pincus LLC (the "Warburg Investors"). There were 27,000,000 shares of NVCE stock authorized at September 30, 2026 and December 31, 2025 and there were no shares of NVCE stock outstanding at September 30, 2026 and 5,017,064 at December 31, 2025.
During the nine months ended September 30, 2026, the Company repurchased 1,000,000 shares of its NVCE stock from the Warburg Investors at $20.00 per share, which represented a slight discount to the market price at the time of sale. The repurchased shares were retired upon settlement and recorded as a reduction to stockholders’ equity.
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

During the nine months ended September 30, 2026, holders exercised 14,634,146 Warburg Warrants and 620,631 Centerbridge Warrants. As of September 30, 2026, 3,647,661 warrants remained outstanding.
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
During the nine months ended September 30, 2026, common and common equivalent stock repurchased under the program totaled 1,709,935 shares at a weighted average price per share of $18.68, or $31.9 million in the aggregate. As of September 30, 2026, the Company had $82.6 million remaining under the stock repurchase authorization.
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
The following table presents our operating segment balance sheet information and the reconciliation of segment assets to consolidated total assets as of the dates indicated:

Balance Sheet Data
Commercial Banking Segment	September 30, 2026	December 31, 2025
	(In thousands)
Segment total assets (1)	$34,965,495	$34,797,442
_________________________
(1)    Segment total assets is the same as total assets reported on the consolidated balance sheets.
NOTE 16. RELATED PARTY TRANSACTIONS
Certain of our executive officers and directors, and their related interests, are customers of, or have had transactions with, the Bank in the ordinary course of business, including deposits, loans, and other financial services-related transactions. From time to time, the Bank may make loans to executive officers and directors, and their related interests, in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank's underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. As of September 30, 2026, no related party loans were categorized as nonaccrual, past due, restructured, or potential problem loans.
Transactions with Related Parties
The Company and the Bank have engaged in the transaction described below with certain of the Company's directors, executive officers, and beneficial owners of more than five percent of the outstanding shares of the Company's voting common stock and certain persons related to them.
The Company is a party to a services agreement with IntraFi Network LLC (“IntraFi”) whereby IntraFi provides the Bank with certain insured cash sweep services from time to time. Affiliates of funds managed by Warburg Pincus LLC, which was a principal shareholder of the Company during the first quarter of 2026, hold a material investment interest in IntraFi. Additionally, Todd Schell, a principal of Warburg Pincus LLC, who served as a member of the Company's Board of Directors until his retirement during the second quarter of 2026, is a member of the board of directors of IntraFi. Accordingly, transactions with IntraFi constituted related-party transactions during the first quarter of 2026. For the nine months ended September 30, 2026 and 2025, the amounts paid to IntraFi constituting related party transactions for certain insured cash sweep services were $1.8 million and $5.6 million.
During the nine months ended September 30, 2026, the Company repurchased 1,000,000 shares of its NVCE stock from the Warburg Investors. See "Note 14. Stockholders' Equity", for additional information regarding this transaction.

BANC OF CALIFORNIA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

NOTE 17.  SUBSEQUENT EVENTS
Common Stock Dividend
On November 6, 2026, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.12 per common share. The cash dividend is payable on January 4, 2027, to stockholders of record at the close of business on December 15, 2026.
Preferred Stock Dividend
On November 6, 2026, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.4845 per Depositary Share. The cash dividend is payable on December 1, 2026 to stockholders of record at the close of business on November 19, 2026.
Loan Sale Transactions
During the third quarter of 2026, the Company entered into agreements to sell $827.0 million of CRE and construction loans. The majority of these loan sales closed during the third quarter and the remainder closed October 21, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the nine months ended September 30, 2026. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q.
Forward-Looking Information
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the “Safe-Harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, profitability, liquidity and capital; anticipated benefits of our securities repositioning and other strategic balance sheet actions including, among others, a strengthened credit risk profile, increased capital efficiency, and an enhanced earnings profile; and other non-historical statements. Words or phrases such as “believe,” “will,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” “strategy,” or similar expressions are intended to identify these forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements. These statements are necessarily subject to risk and uncertainty and actual results could differ materially from those anticipated due to various factors, including those set forth from time to time in the documents filed or furnished by the Company with the SEC. The Company undertakes no obligation to revise or publicly release any revision or update to these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.
Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to: (i) changes in general economic conditions, either nationally or in our market areas, including the impact of tariffs and retaliatory tariffs, supply chain disruptions, and the risk of recession or an economic downturn; (ii) changes in the interest rate environment, including the recent and potential future changes in the FRB benchmark rate, which could adversely affect our revenue and expenses, the value of assets and obligations, the realization of deferred tax assets, the availability and cost of capital and liquidity, and the impacts of continuing or renewed inflation; (iii) the credit risks of lending activities, which may be affected by deterioration in real estate markets and the financial condition of borrowers, and the operational risk of lending activities, including the effectiveness of our underwriting practices and the risk of fraud, any of which may lead to increased loan delinquencies, losses, and non-performing assets, and may result in our allowance for credit losses not being adequate; (iv) fluctuations in the demand for loans, and fluctuations in commercial and residential real estate values in our market area; (v) the quality and composition of our securities portfolio; (vi) our ability to develop and maintain a strong core deposit base, including among our venture banking and private banking clients, or other low cost funding sources necessary to fund our activities particularly in a rising or high interest rate environment; (vii) the rapid withdrawal of a significant amount of demand deposits over a short period of time; (viii) our ability to achieve or maintain the anticipated benefits of our securities repositioning and other strategic balance sheet actions due to one or more of the other factors described herein or otherwise; (ix) our ability to successfully implement new business initiatives, such as our private banking service, and to realize their anticipated benefits; (x) our ability to raise capital or incur debt on reasonable terms; (xi) the costs and effects of litigation; (xii) risks related to the Company’s acquisitions, including disruption to current plans and operations; difficulties in customer and employee retention; fees, expenses and charges related to these transactions being significantly higher than anticipated; and our inability to achieve expected revenues, cost savings, synergies, and other benefits; (xiii) the competitive and other impacts on our business of emerging technologies, including stablecoins and other digital currencies, tokenized deposits, blockchain, artificial intelligence, quantum computing, and related innovations affecting both the Company and the banking industry; (xiv) results of examinations by regulatory authorities of the Company and the possibility that any such regulatory authority may, among other things, limit our business activities, restrict our ability to invest in certain assets, refrain from issuing an approval or non-objection to certain capital or other actions, increase our allowance for credit losses, result in write-downs of asset values, restrict our ability or that of our bank subsidiary to pay dividends, or impose fines, penalties or sanctions; (xv) legislative or regulatory changes that adversely affect our business, including changes in tax laws and policies, accounting policies and practices, privacy laws, and regulatory capital or other rules; (xvi) the risk that our enterprise risk management framework may not be effective in mitigating risk and reducing the potential for losses; (xvii) errors in estimates of the fair values of certain of our assets and liabilities, as well as the value of collateral supporting our loans, which may result in significant changes in valuation or recoveries; (xviii) cybersecurity threats and failures or security breaches with respect to the network, applications, vendors and computer systems on which we depend; (xix) our ability to attract and retain key members of our senior management team; (xx) the effects of climate change, severe weather events, natural disasters such as earthquakes and wildfires, pandemics, epidemics and other public health crises, military activity (including the ongoing Iran war) or acts of terrorism, and other external events on our business; (xxi) the impact of bank failures or other adverse developments at other banks on general depositor and investor sentiment regarding the stability and liquidity of banks; (xxii) the possibility that our recorded goodwill could become impaired, which may have an adverse impact on our earnings and capital; (xxiii) our existing indebtedness, together with any future incurrence of additional indebtedness, could adversely affect our ability to raise additional capital and to meet our debt obligations; (xxiv) changes in market conditions or strategic balance sheet actions, which may result in realized losses on investment securities or other assets; (xxv) the effects of any damage to our reputation resulting from developments related to any of the items identified above; and (xxvi) other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and from time to time in other documents that we file with or furnish to the SEC.

All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available at the time the statement is made. We are under no obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.
Overview
Banc of California, Inc., a Maryland corporation, was incorporated in March 2002 and serves as the holding company for its wholly owned subsidiary, Banc of California (the “Bank”), a California state-chartered bank and a member of the FRB. When we refer to the "parent" or the “holding company," we are referring to Banc of California, Inc., the parent company, on a stand-alone basis. When we refer to “we,” “us,” “our,” or the “Company,” we are referring to Banc of California, Inc. and its consolidated subsidiaries including the Bank, collectively. The Bank is one of the nation’s premier relationship-based business banks, providing banking and treasury management services to small, middle-market, and venture-backed businesses. Through its Private Banking division, the Bank also serves individuals and families with personalized banking solutions, dedicated relationship management, and exceptional service. The Bank offers a broad range of loan and deposit products and services through 76 full-service branches located throughout California and in Denver, Colorado, and Durham, North Carolina, as well as through regional offices nationwide. The Bank also provides full-service payment processing solutions to its clients and serves the Community Association Management industry nationwide with its technology-forward platform, SmartStreet™. The Bank is committed to its local communities by supporting organizations that provide financial literacy and job training, small business support, affordable housing, and more.
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
As part of the securities repositioning, the Company transferred $2.3 billion of HTM securities to AFS, subsequently sold substantially all of the transferred securities, and redeployed the proceeds into higher-yielding, shorter-duration AFS securities. In connection with the targeted loan sale process, the Company transferred $827.0 million of loans to HFS during the second quarter of 2026. The majority of the targeted loan sales closed during the third quarter of 2026, and the Company completed the remaining targeted loan sales on October 21, 2026. In addition, the Company redeemed $385.0 million of subordinated debt prior to a higher interest rate reset during the second quarter of 2026.
Stock Repurchase Program
On March 23, 2026, we announced the extension of the Company’s existing $300 million stock repurchase program, which had been scheduled to expire in March 2026, through March 16, 2027. During the nine months ended September 30, 2026, the Company repurchased a total of approximately 1.7 million shares of common and common equivalent stock for $31.9 million, at a weighted-average price of $18.68 per share. As of September 30, 2026, the Company had $82.6 million remaining under the stock repurchase authorization. For further information on the stock repurchase program, see "Note 14. Stockholders' Equity" in Item 1 of this Form 10-Q.

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

	Three Months Ended		Nine Months Ended
Return on Average Tangible	September 30,	June 30,	September 30,
Common Equity ("ROATCE")	2026	2026	2026	2025
	(Dollars in thousands)
Net earnings (loss)	$83,057	$(241,347)	$(86,338)	$151,582

Adjustments:
Intangible asset amortization	6,188	6,349	18,885	21,479
Tax impact of adjustment above (1)	(1,431)	(1,778)	(6,481)	(5,872)
Adjustment to net earnings (loss)	4,757	4,571	12,404	15,607

Adjusted net earnings (loss) for ROATCE	87,814	(236,776)	(73,934)	167,189
Less: Preferred stock dividends	9,947	9,947	29,841	29,841
Adjusted net earnings (loss) available to common and
equivalent stockholders for ROATCE	$77,867	$(246,723)	$(103,775)	$137,348

Average stockholders' equity	$3,392,012	$3,545,141	$3,494,710	$3,463,568
Less: Average goodwill and intangible assets	304,652	311,068	310,932	337,361
Less: Average preferred stock	498,516	498,516	498,516	498,516
Average tangible common equity	$2,588,844	$2,735,557	$2,685,262	$2,627,691

Return on average equity (2)	9.71%	(27.31)%	(3.30)%	5.85%
ROATCE (3)	11.93%	(36.18)%	(5.17)%	6.99%
___________________________________
(1)     Annual effective tax rates of 23.12% and 28.00% used for the three months ended September 30, 2026 and June 30, 2026. Annual effective tax rates of 34.32% and 27.34% used for the nine months ended September 30, 2026 and 2025.
(2)     Annualized net earnings (loss) divided by average stockholders' equity.
(3)     Annualized adjusted net earnings (loss) available to common and equivalent stockholders for ROATCE divided by average tangible common equity.

Tangible Common Equity and
Tangible Book Value Per Common Share	September 30, 2026	December 31, 2025
	(Dollars in thousands, except per share data)
Stockholders' equity	$3,348,829	$3,541,277
Less: Preferred stock	498,516	498,516
Total common equity	2,850,313	3,042,761
Less: Goodwill and intangible assets	301,042	319,808
Tangible common equity	$2,549,271	$2,722,953

Book value per common share (1)	$17.99	$19.56
Tangible book value per common share (2)	$16.09	$17.51
Common and equivalent shares outstanding (3)	158,459,635	155,533,403
_______________________________________
(1)    Total common equity divided by common and equivalent shares outstanding.
(2)    Tangible common equity divided by common and equivalent shares outstanding.
(3)    Common and equivalent shares outstanding include NVCE that are participating securities. There was no NVCE outstanding as of September 30, 2026.

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
Efficiency Ratio	2026	2026	2026	2025
	(Dollars in thousands)
Noninterest expense (1)	$185,370	$189,867	$556,628	$555,206
Less: Intangible asset amortization	(6,188)	(6,349)	(18,885)	(21,479)
Noninterest expense used for efficiency ratio	$179,182	$183,518	$537,743	$533,727

Net interest income	$272,442	$250,501	$774,560	$726,024
Noninterest income (loss)	31,356	(234,096)	(167,412)	100,568
Total revenue	303,798	16,405	607,148	826,592
Add: (Gain) loss on securities AFS	(728)	256,749	256,021	—
Total revenue used for efficiency ratio	$303,070	$273,154	$863,169	$826,592

Noninterest expense to total revenue	61.02%	1157.37%	91.68%	67.17%
Efficiency ratio (2)	59.12%	67.18%	62.30%	64.57%
_______________________________________
(1)    Includes customer related expense of $24.8 million and $24.1 million for the three months ended September 30, 2026 and June 30, 2026, and $72.7 million and $80.6 million for nine months ended September 30, 2026 and 2025.
(2)    Noninterest expense used for efficiency ratio divided by total revenue used for efficiency ratio.

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
Pre-Tax Pre-Provision Income (Loss)	2026	2026	2026	2025
	(Dollars in thousands)
Net interest income (GAAP)	$272,442	$250,501	$774,560	$726,024
Add: Noninterest income (loss) (GAAP)	31,356	(234,096)	(167,412)	100,568
Total revenues (GAAP)	303,798	16,405	607,148	826,592
Less: Noninterest expense (GAAP)	185,370	189,867	556,628	555,206
Pre-tax pre-provision income (loss) (Non-GAAP)	$118,428	$(173,462)	$50,520	$271,386

Results of Operations
The Company reported net earnings available to common and equivalent stockholders of $73.1 million, or $0.46 per diluted common share, for the third quarter of 2026, compared to $59.7 million, or $0.38 per diluted common share for the third quarter of 2025. For the second quarter of 2026, the Company reported a net loss available to common and equivalent stockholders of $251.3 million, or $(1.61) per diluted common share, reflecting the previously announced strategic balance sheet repositioning.
Third Quarter 2026 Financial Highlights:
•The second quarter strategic balance sheet repositioning contributed to increased third quarter earnings, with diluted earnings per share of $0.46, up 21% from $0.38 for the third quarter of 2025.
•Total revenue of $303.8 million, up 6% from the third quarter of 2025, and pre-tax pre-provision income(1) of $118.4 million, up 16% from the third quarter of 2025, while noninterest expense of $185.4 million remained flat from the third quarter of 2025.
•NII increased $21.9 million, or 9%, from the second quarter of 2026, to $272.4 million, and net interest margin expanded 21 basis points to 3.34%, reflecting higher yields on investment securities following the Company's second quarter strategic balance sheet repositioning activities and continued execution across the business.
•Loans and leases HFI increased $379.7 million, or 6% on an annualized basis, driven by $2.6 billion of loan production and disbursements with a weighted average interest rate on production of 6.58%.
•Average deposits increased $565.3 million, or 8% on an annualized basis, supporting reduced wholesale funding.
•Credit quality trends were favorable, as nonperforming and classified loans and leases as a percentage of total loans and leases HFI declined by 12 basis points and 35 basis points, respectively.
•Capital ratios increased from the second quarter of 2026 and exceeded the regulatory thresholds for "well capitalized" banks, including a 12.10% Tier 1 capital ratio, up 43 basis points, and 9.70% CET1 capital ratio, up 45 basis points, reflecting capital generation following the balance sheet repositioning.
___________________________________
(1)    See "Non-GAAP Financial Measures."

Earnings Performance
The following table presents financial results and performance ratios for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
	2026	2026	2026	2025
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$442,736	$414,596	$1,264,774	$1,259,705
Interest expense	(170,294)	(164,095)	(490,214)	(533,681)
Net interest income	272,442	250,501	774,560	726,024
Provision for credit losses	(10,400)	(161,780)	(181,980)	(58,100)
Noninterest income (loss)	31,356	(234,096)	(167,412)	100,568
Noninterest expense	(185,370)	(189,867)	(556,628)	(555,206)
Earnings (loss) before income taxes	108,028	(335,242)	(131,460)	213,286
Income tax (expense) benefit	(24,971)	93,895	45,122	(61,704)
Net earnings (loss)	83,057	(241,347)	(86,338)	151,582
Preferred stock dividends	(9,947)	(9,947)	(29,841)	(29,841)
Net earnings (loss) available to common and equivalent stockholders	$73,110	$(251,294)	$(116,179)	$121,741

Per Common Share Data:
Diluted earnings (loss) per share (1)	$0.46	$(1.61)	$(0.74)	$0.75

Performance Ratios:
Return on average assets (3)	0.94%	(2.79)%	(0.33)%	0.60%
Return on average equity (3)	9.71%	(27.31)%	(3.30)%	5.85%
Return on average tangible common equity (2)(3)	11.93%	(36.18)%	(5.17)%	6.99%
Net interest margin (3)	3.34%	3.13%	3.24%	3.13%
Yield on average loans and leases (3)	5.69%	5.63%	5.69%	5.96%
Cost of average total deposits (3)	1.83%	1.80%	1.81%	2.11%
Noninterest expense to total revenue (4)	61.02%	1157.37%	91.68%	67.17%
Efficiency ratio (2)(5)	59.12%	67.18%	62.30%	64.57%

Capital Ratios (consolidated):
Common equity tier 1 capital ratio	9.70%	9.25%
Tier 1 capital ratio	12.10%	11.67%
Total capital ratio	14.71%	14.31%
Tier 1 leverage capital ratio	9.14%	8.89%
Risk-weighted assets	$26,221,857	$26,061,398
_____________________________
(1)    Common shares include NVCE that are participating securities. There was no NVCE outstanding as of September 30, 2026 and June 30, 2026.
(2)    See "Non-GAAP Financial Measures" in Item 2 of this Form 10-Q.
(3)    Annualized.
(4)    Total revenue equals the sum of NII and noninterest income.
(5)    Ratio calculated by dividing noninterest expense (less intangible asset amortization and acquisition, integration and reorganization costs) by total revenue (less gain/loss on securities). See "Non-GAAP Financial Measures" in Item 2 of this Form 10-Q. Noninterest expense includes customer related expense of $24.8 million and $24.1 million for the three months ended September 30, 2026 and June 30, 2026, and $72.7 million and $80.6 million for nine months ended September 30, 2026 and 2025.

Net Interest Income and Net Interest Margin
The following tables summarize the distribution of average assets, liabilities, and stockholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	Three Months Ended
	September 30, 2026			June 30, 2026
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
ASSETS:
Loans and leases (1)	$25,274,927	$362,549	5.69%	$25,266,712	$354,832	5.63%
Investment securities	4,912,701	60,125	4.86%	4,938,232	42,407	3.44%
Deposits in financial institutions	2,166,626	20,062	3.67%	1,912,585	17,357	3.64%
Total interest‑earning assets	32,354,254	442,736	5.43%	32,117,529	414,596	5.18%
Other assets	2,666,216			2,527,401
Total assets	$35,020,470			$34,644,930

LIABILITIES AND
STOCKHOLDERS' EQUITY:
Interest checking	$8,878,491	$53,397	2.39%	$8,313,161	$47,694	2.30%
Money market	5,252,893	28,127	2.12%	4,736,107	23,429	1.98%
Savings	1,865,962	10,024	2.13%	1,883,240	9,575	2.04%
Time	4,301,532	38,700	3.57%	4,820,101	43,572	3.63%
Total interest‑bearing deposits	20,298,878	130,248	2.55%	19,752,609	124,270	2.52%
Borrowings	2,461,168	27,623	4.45%	2,399,546	26,568	4.44%
Subordinated debt	574,612	12,423	8.58%	699,159	13,257	7.61%
Total interest‑bearing liabilities	23,334,658	170,294	2.90%	22,851,314	164,095	2.88%
Noninterest‑bearing demand deposits	7,885,157			7,866,139
Other liabilities	408,643			382,336
Total liabilities	31,628,458			31,099,789
Stockholders’ equity	3,392,012			3,545,141
Total liabilities and stockholders' equity	$35,020,470			$34,644,930
Net interest income		$272,442			$250,501
Net interest rate spread			2.53%			2.30%
Net interest margin			3.34%			3.13%

Total deposits (2)	$28,184,035	$130,248	1.83%	$27,618,748	$124,270	1.80%
Total funds (3)	$31,219,815	$170,294	2.16%	$30,717,453	$164,095	2.14%
_____________________
(1)    Total loans are net of deferred fees, related direct costs, and premiums and discounts, but exclude the allowance for loan losses. Includes net loan discount accretion of $8.7 million and $11.2 million for the three months ended September 30, 2026 and June 30, 2026.
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

	Nine Months Ended
	September 30, 2026			September 30, 2025
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
ASSETS:
Loans and leases (1)	$25,086,150	$1,067,324	5.69%	$24,252,860	$1,081,129	5.96%
Investment securities	4,955,926	144,405	3.90%	4,745,530	113,769	3.21%
Deposits in financial institutions	1,942,176	53,045	3.65%	1,972,486	64,807	4.39%
Total interest‑earning assets	31,984,252	1,264,774	5.29%	30,970,876	1,259,705	5.44%
Other assets	2,575,510			2,665,623
Total assets	$34,559,762			$33,636,499

LIABILITIES AND
STOCKHOLDERS' EQUITY:
Interest checking	$8,458,185	$147,973	2.34%	$7,661,200	$154,751	2.70%
Money market	4,926,608	74,382	2.02%	5,326,554	97,079	2.44%
Savings	1,902,008	29,371	2.06%	1,958,289	38,323	2.62%
Time	4,543,252	123,025	3.62%	4,567,443	138,391	4.05%
Total interest‑bearing deposits	19,830,053	374,751	2.53%	19,513,486	428,544	2.94%
Borrowings	2,211,339	74,368	4.50%	1,578,462	58,903	4.99%
Subordinated debt	741,114	41,095	7.41%	946,441	46,234	6.53%
Total interest‑bearing liabilities	22,782,506	490,214	2.88%	22,038,389	533,681	3.24%
Noninterest‑bearing demand deposits	7,880,575			7,660,504
Other liabilities	401,971			474,038
Total liabilities	31,065,052			30,172,931
Stockholders’ equity	3,494,710			3,463,568
Total liabilities and stockholders' equity	$34,559,762			$33,636,499
Net interest income		$774,560			$726,024
Net interest rate spread			2.41%			2.20%
Net interest margin			3.24%			3.13%

Total deposits (2)	$27,710,628	$374,751	1.81%	$27,173,990	$428,544	2.11%
Total funds (3)	$30,663,081	$490,214	2.14%	$29,698,893	$533,681	2.40%
_____________________
(1)    Total loans are net of deferred fees, related direct costs, and premiums and discounts, but exclude the allowance for loan losses. Includes net loan discount accretion of $32.2 million and $51.5 million for the nine months ended September 30, 2026 and 2025.
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
Third Quarter of 2026 Compared to Second Quarter of 2026
NII increased by $21.9 million to $272.4 million for the third quarter, from $250.5 million in the second quarter. This increase was primarily driven by the $17.7 million increase in interest income on investment securities resulting from the strategic balance sheet repositioning during the second quarter and reinvestment into higher-yielding assets, including a $2.8 million special dividend received on FHLB stock. In addition, interest income on loans increased by $7.7 million primarily driven by lower interest reversals associated with nonaccrual loans compared to the second quarter of 2026 and one additional day in the quarter. These increases were offset partially by a $6.0 million increase in interest expense on deposits primarily due to increased market interest rates, one additional day in the quarter, as well as higher average balances.

Net interest margin was 3.34% for the third quarter, up 21 basis points from 3.13% for the second quarter. The increase was primarily driven by the higher yield on average interest earning assets, which increased to 5.43% from 5.18%, reflecting a 142 basis point increase in the average yield on investment securities to 4.86%. The increase in investment securities yield reflects earnings from the strategic balance sheet repositioning and reinvestment activities.
The average total cost of funds increased to 2.16% from 2.14%, primarily due to a 3 basis point increase in the average total cost of deposits to 1.83%. Average total deposits increased by $565.3 million, with a $546.3 million increase in average interest-bearing deposits. The increase in average yield on total interest-bearing deposits reflects the impact of the federal funds rate increases during the quarter. Average noninterest-bearing deposits represented 28.0% of average total deposits in the third quarter, down from 28.5% in the second quarter.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
NII increased $48.5 million to $774.6 million for the nine months ended September 30, 2026, from $726.0 million for the nine months ended September 30, 2025. The increase was primarily driven by a $53.8 million decrease in interest expense on deposits due to lower interest rates following federal funds rate cuts in the second half of 2025, and a $30.6 million increase in interest income from investment securities reflecting the benefits of prior strategic balance sheet repositioning and reinvestment activities, including $4.1 million of special dividends received on FHLB stock. These benefits were offset partially by a $15.5 million increase in borrowing costs associated with funding loan growth and the subordinated debt redemption prior to higher repricing in the second quarter of 2026, a $13.8 million decrease in loan interest income primarily attributable to a reversal of previously accrued interest on loans placed on nonaccrual status offset partially by the benefit of higher average loan balances, and an $11.8 million decrease in interest income from deposits in financial institutions due to lower balances and lower market interest rates.
The net interest margin was 3.24% for the nine months ended September 30, 2026, up 11 basis points from 3.13% for the nine months ended September 30, 2025. The year-over-year improvement was primarily driven by a 26 basis point decrease in the average total cost of funds due mainly to lower market interest rates and a 69 basis point increase in the average yield on investment securities.
The average total cost of funds decreased by 26 basis points to 2.14%, driven primarily by the decline in average cost of deposits of 30 basis points to 1.81%, reflecting the impact of lower market interest rates. Average total deposits increased by $536.6 million year-over-year, as a result of a $316.6 million increase in average interest-bearing deposits and a $220.1 million increase in average noninterest-bearing deposits. Average noninterest-bearing deposits represented 28.4% of average total deposits for the nine months ended September 30, 2026, up from 28.2% for the comparable period in 2025. The average cost of borrowings also decreased by 49 basis points to 4.50%, reflecting the paydown of higher-cost borrowings in the prior year and their replacement with lower-cost short-term FHLB advances.
The average yield on interest-earning assets declined by 15 basis points to 5.29%. The decrease was primarily driven by a 27 basis point decline in average yield on loans and leases to 5.69% and a 74 basis point decline in average yield on deposits in financial institutions, primarily consisting of reserves held at the Federal Reserve Bank, to 3.65%, reflecting lower market rates. These decreases were offset partially by a 69 basis point increase in the average yield on investment securities to 3.90%, reflecting a benefit from the strategic balance sheet repositioning and reinvestment activities.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses on loans and leases HFI and securities and information regarding credit quality metrics for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
	2026	2026	2026	2025
	(Dollars in thousands)
Provision for Credit Losses:
Addition to allowance for loan and lease losses	$8,400	$162,000	$180,200	$56,980
Addition to (Reduction in) reserve for unfunded loan commitments	2,000	(2,000)	—	1,150
Total loan-related provision	10,400	160,000	180,200	58,130
(Reduction in) addition to allowance for HTM securities	—	(695)	(695)	(805)
Addition to allowance for AFS securities	—	2,475	2,475	775
Total securities-related provision	—	1,780	1,780	(30)
Total provision for credit losses	$10,400	$161,780	$181,980	$58,100

Credit Quality Metrics:
Net charge-offs on loans and leases HFI (1)	$17,291	$160,281	$191,384	$55,839
Annualized net charge-offs to average loans and leases	0.27%	2.54%	1.02%	0.31%
At quarter-end:
Allowance for credit losses	$269,349	$276,240
Allowance for credit losses to loans and leases HFI	1.10%	1.14%
Allowance for credit losses to nonaccrual loans and leases HFI	151.97%	135.60%
Nonaccrual loans and leases HFI	$177,233	$203,712
Nonaccrual loans and leases HFI to loans and leases HFI	0.72%	0.84%
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
Third Quarter of 2026 Compared to Second Quarter of 2026
The provision for credit losses was $10.4 million for the third quarter compared to $161.8 million for the second quarter.
The third quarter provision included an $8.4 million provision for loan losses and a $2.0 million provision for unfunded commitments. The provision was primarily driven by net charge-off activity experienced in the quarter and growth in the HFI loan portfolio, offset partially by lower specific reserves and changes in the economic factors used in the provision estimate.

The second quarter provision was elevated by the strategic balance sheet repositioning activities related to the targeted loan sale process, the impact of loan growth and higher loss given default rates on CRE and multi-family construction loans, offset partially by improved risk ratings in our HFI portfolio.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The provision for credit losses was $182.0 million for the nine months ended September 30, 2026, compared to $58.1 million for the nine months ended September 30, 2025. The provision for the 2026 period included a provision for loan losses of $180.2 million, reflecting the impact of the targeted loan sale process and the impact of loan growth, offset partially by improved risk ratings for our HFI portfolio.
The provision for the nine months ended September 30, 2025 included the impact of $506.7 million of loans transferred to HFS during the second quarter of 2025 and recorded at the LOCOM. The remaining increase in the provision for credit losses was primarily driven by net charge-off activity experienced in the first half of the year, with additional impacts from changes in loan risk ratings. These were offset partially by lower specific reserves and a favorable shift in the portfolio mix due to growth in loan segments with lower expected credit losses.

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
Noninterest Income (Loss)
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
Noninterest Income (Loss)	2026	2026	2026	2025
	(In thousands)
Leased equipment income	$9,812	$7,820	$26,162	$31,336
Commissions and fees	9,307	9,034	29,321	29,113
Service charges on deposit accounts	4,881	4,763	14,622	14,108
Loss on loans and leases HFS	(4,199)	(12,544)	(16,733)	(142)
Gain (loss) on securities AFS	728	(256,749)	(256,021)	—
Dividends and gains on equity investments	2,675	3,326	8,003	4,500
Warrant income	221	896	2,055	1,365
Other	7,931	9,358	25,179	20,288
Total noninterest income (loss)	$31,356	$(234,096)	$(167,412)	$100,568
Third Quarter of 2026 Compared to Second Quarter of 2026
Noninterest income increased by $265.5 million to $31.4 million for the third quarter, compared to a loss of $234.1 million for the second quarter. The increase was primarily driven by a $257.5 million decrease in loss on securities and an $8.3 million decrease in loss on loans and leases HFS, both of which were a result of the strategic balance sheet repositioning actions taken in the second quarter. Also included in noninterest income was a $2.0 million increase in operating lease income, primarily due to new lease fundings and higher lease renewal income, offset partially by a $1.4 million decrease in other income. The decrease in other income was primarily due to the second quarter gain recognized on the sale of the Company's single-family mortgage servicing rights portfolio, offset partially by the second quarter loss on the redemption of the $385 million subordinated notes.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Noninterest income decreased by $268.0 million to a loss of $167.4 million for the nine months ended September 30, 2026, compared to income of $100.6 million for the same period in 2025. The decrease was primarily attributable to the $256.0 million pre-tax loss recognized as part of the securities repositioning and a $16.6 million increase in the loss on loans and leases HFS resulting primarily from LOCOM adjustments recorded during the second quarter in connection with the strategic balance sheet repositioning actions.

Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
Noninterest Expense	2026	2026	2026	2025
	(In thousands)
Compensation	$87,318	$85,120	$263,538	$263,644
Customer related expense	24,834	24,114	72,685	80,555
Occupancy	14,733	14,714	44,339	45,898
Information technology and data processing	13,133	13,769	41,241	41,707
Insurance and assessments	12,211	14,500	33,475	25,680
Intangible asset amortization	6,188	6,349	18,885	21,479
Leased equipment depreciation	6,078	5,168	16,550	20,191
Other professional services	5,914	5,599	15,749	16,313
Loan expense	4,709	5,170	14,171	11,927
Other	10,252	15,364	35,995	27,812
Total noninterest expense	$185,370	$189,867	$556,628	$555,206
Third Quarter of 2026 Compared to Second Quarter of 2026
Noninterest expense decreased by $4.5 million to $185.4 million for the third quarter from $189.9 million for the second quarter. The decrease was primarily due to a $5.1 million decrease in other expense due to a non-recurring software obsolescence charge taken during the second quarter and a $2.3 million decrease in insurance and assessments due to a lower FDIC assessment rate resulting from favorable mix. These decreases were offset partially by a $2.2 million increase in compensation expense primarily driven by one-time incentive plan adjustments in the second quarter and a $1.6 million increase in operating lease and customer related expenses.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Noninterest expense increased by $1.4 million to $556.6 million for the nine months ended September 30, 2026 from $555.2 million for the nine months ended September 30, 2025. The increase is primarily due to an $8.2 million increase in other expense related mainly to software obsolescence charges, a $7.8 million increase in insurance and assessments due to the higher assessment rate resulting from the balance sheet repositioning and its effect on assessment related metrics, and a $2.2 million increase in loan expense related to legal fees. These increases were offset partially by a $7.9 million decrease in customer related expenses primarily due to federal funds rate cuts in the fourth quarter of 2025 and a $3.6 million decrease in leased equipment depreciation.
Income Taxes
Third Quarter of 2026 Compared to Second Quarter of 2026
Income tax expense of $25.0 million was recorded for the third quarter, resulting in an effective tax rate of 23.1%, compared to an income tax benefit of $93.9 million and an effective tax rate of 28.0% for the second quarter. The second quarter tax rate reflects the effects of the Company's balance sheet repositioning actions. Due to the significant impact of these actions on projected annual earnings, in the second quarter, the Company began calculating its tax provision using a year-to-date effective tax rate approach rather than the estimated annual effective tax rate method. The decrease in the effective tax rate from the second quarter is due primarily to the tax benefits from LIHTC investments resulting from return-to-provision adjustments.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Income tax benefit of $45.1 million was recorded for the nine months ended September 30, 2026, resulting in an effective tax rate of 34.3%, compared to income tax expense of $61.7 million and effective tax rate of 28.9% for the same period in 2025. The increase in the effective tax rate from 2025 to 2026 is due primarily to the effects of the Company's balance sheet repositioning actions taken in the second quarter of 2026.

Balance Sheet Analysis
The following table provides a summary of our balance sheet highlights as of the dates indicated:

Balance Sheet Highlights	September 30, 2026	December 31, 2025	Increase (Decrease)
	(In thousands)
Cash and cash equivalents	$2,168,707	$2,307,965	$(139,258)
Securities AFS	5,065,839	2,454,058	2,611,781
Securities HTM	—	2,308,636	(2,308,636)
Loans HFS	498,759	182,936	315,823
Loans and leases HFI	24,590,523	25,032,679	(442,156)
Total loans and leases	25,089,282	25,215,615	(126,333)
Total assets	34,965,495	34,797,442	168,053
Noninterest-bearing deposits	7,690,767	7,822,787	(132,020)
Total deposits	28,260,309	27,843,357	416,952
Borrowings	2,408,626	2,063,819	344,807
Subordinated debt	575,024	952,740	(377,716)
Total liabilities	31,616,666	31,256,165	360,501
Total stockholders' equity	3,348,829	3,541,277	(192,448)
The Company's September 30, 2026 balance sheet reflects the effects of several strategic balance sheet actions that occurred in the second quarter of 2026, including the repositioning of $2.3 billion of lower-yielding HTM securities, the transfer of $827.0 million of loans from HFI to HFS as part of the targeted loan sale process, and the retirement of $385.0 million of subordinated debt.
Securities Available-for-Sale
The following table presents the composition and durations of our AFS securities as of the dates indicated:

	September 30, 2026			December 31, 2025
	Fair	% of	Duration	Fair	% of	Duration
Security Type	Value	Total	(in years)	Value	Total	(in years)
	(Dollars in thousands)
Agency residential CMOs	$3,067,819	61%	3.5	$871,624	36%	2.3
Agency residential MBS	718,355	14%	7.2	834,085	34%	7.6
Private label residential CMOs	393,765	8%	4.7	228,975	9%	4.4
Collateralized loan obligations	107,928	2%	—	200,822	8%	—
Corporate debt securities	193,846	4%	0.9	241,596	10%	1.0
Agency commercial MBS	343,613	7%	3.1	50,966	2%	3.2
Asset-backed securities	11,633	—%	—	13,249	1%	0.1
Private label commercial MBS	6,822	—%	2.7	9,279	—%	3.1
SBA securities	2,549	—%	3.9	3,462	—%	3.0
U.S. Treasury securities	219,509	4%	2.3	—	—%	—
Total securities AFS	$5,065,839	100%	3.9	$2,454,058	100%	4.0

AFS securities increased by $2.6 billion to $5.1 billion at September 30, 2026 compared to $2.5 billion at December 31, 2025, due primarily to the transfer of HTM securities to AFS of $2.3 billion in the second quarter of 2026 and purchases of $3.3 billion, offset partially by the sale of $2.3 billion, as part of the securities repositioning, $446.7 million of principal paydowns, $54.3 million of maturities, $177.6 million decrease in the fair value of AFS securities, and $3.5 million of net amortization. As of September 30, 2026, AFS securities had aggregate unrealized net after-tax losses in AOCI of $261.4 million, up from $136.6 million at December 31, 2025, driven by higher interest rates.

Securities Held-to-Maturity
The Company did not hold any securities classified as HTM as of September 30, 2026. The following table presents the composition and duration of our HTM securities as of December 31, 2025.

	December 31, 2025
	Amortized	% of	Duration
Security Type	Cost	Total	(in years)
	(Dollars in thousands)
Municipal securities	$1,237,792	54%	7.5
Agency commercial MBS	447,283	19%	5.1
Private label commercial MBS	360,382	16%	4.8
U.S. Treasury securities	193,022	8%	5.0
Corporate debt securities	70,852	3%	4.0
Total securities HTM	$2,309,331	100%	6.3
Loans Held for Sale
As part of our management of the loans held in our portfolio, on occasion we will transfer loans from HFI to HFS. Total loans and leases HFS increased by $315.8 million to $498.8 million at September 30, 2026 compared to $182.9 million at December 31, 2025. The increase was primarily driven by the transfer of $827.0 million of CRE and multi-family construction loans from HFI to HFS in the second quarter of 2026 as part of the Company's targeted loan sale process, offset partially by $615.2 million of loan sales during the nine months ended September 30, 2026, including a majority of the targeted loan sales that closed during the period. The remaining targeted loan sales closed on October 21, 2026.

Loans and Leases Held for Investment
The following table presents the composition of our loans and leases HFI by loan portfolio segment, class, and subclass as of the dates indicated:

	September 30, 2026		December 31, 2025
		% of		% of
	Balance	Total	Balance	Total
	(Dollars in thousands)
Real Estate Mortgage:
Commercial real estate	$3,086,685	12%	$3,259,164	13%
SBA program	625,161	3%	666,424	3%
Hotel	286,837	1%	389,049	1%
Total commercial real estate mortgage	3,998,683	16%	4,314,637	17%
Multi-family	5,376,885	22%	6,089,417	24%
Residential mortgage	4,081,067	17%	3,307,427	14%
Investor-owned residential	14,943	—%	32,567	—%
Residential renovation	4,706	—%	6,739	—%
Total other residential real estate	4,100,716	17%	3,346,733	14%
Total real estate mortgage	13,476,284	55%	13,750,787	55%
Real Estate Construction and Land:
Commercial	358,696	1%	379,387	2%
Residential	1,116,075	5%	1,568,240	6%
Total real estate construction and land (1)	1,474,771	6%	1,947,627	8%
Commercial:
Lender finance	2,189,659	9%	1,623,474	6%
Equipment finance	622,418	3%	674,714	3%
Premium finance	277,704	1%	447,939	2%
Other asset-based	303,219	1%	204,883	1%
Total asset-based	3,393,000	14%	2,951,010	12%
Equity fund loans	1,375,284	6%	1,320,297	5%
Venture lending	994,267	4%	901,800	4%
Total venture capital	2,369,551	10%	2,222,097	9%
Warehouse lending	1,814,318	7%	2,100,075	8%
Secured business loans	610,778	2%	806,597	3%
Other lending	1,116,414	5%	897,427	4%
Total other commercial	3,541,510	14%	3,804,099	15%
Total commercial	9,304,061	38%	8,977,206	36%
Consumer	335,407	1%	357,059	1%
Total loans and leases HFI	$24,590,523	100%	$25,032,679	100%

Total unfunded loan commitments	$5,565,774		$5,433,357
 ________________________________
(1)    Includes land and acquisition and development loans of $182.4 million at September 30, 2026 and $214.5 million at December 31, 2025.

Our NDFI lending for loans HFI totaled $5.4 billion or 22.1% of total loans HFI, as of September 30, 2026, compared to $5.1 billion, or 20.5% of total loans HFI as of December 31, 2025, and is diversified across multiple asset classes, including warehouse lending, equity fund loans, and lender finance. The NDFI portfolio has a history of strong asset quality performance with no delinquencies, nonperforming loans, or classified loans for these respective periods.

The following table presents a roll forward of loans and leases HFI for the period indicated:

Roll Forward of Loans and Leases Held for Investment	Nine Months Ended September 30, 2026
(In thousands)
Balance, beginning of period	$25,032,679
Additions:
Production	3,272,697
Disbursements	4,285,259
Total production and disbursements	7,557,956
Reductions:
Payoffs	(2,521,464)
Paydowns	(4,322,464)
Total payoffs and paydowns	(6,843,928)
Sales	(85,011)
Transfers to foreclosed assets	(7,429)
Charge-offs	(196,868)
Transfers to loans HFS	(866,876)
Total reductions	(8,000,112)
Net decrease	(442,156)
Balance, end of period	$24,590,523
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
Total real estate loans HFI were $15.0 billion, or 61%, of our loan portfolio at September 30, 2026 and consisted of $13.5 billion of real estate mortgage loans and $1.5 billion of real estate construction and land loans, compared to $15.7 billion, or 63%, of our total loan portfolio at December 31, 2025 and consisted of $13.8 billion of real estate mortgage loans and $1.9 billion of real estate construction and land loans. At September 30, 2026 and December 31, 2025, 70% and 71% of our real estate loans were collateralized by property in California, reflecting the concentration of our community banking operations within the state.
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

The following table presents information regarding the ACL on loans and leases HFI as of the dates indicated:

Allowance for Credit Losses Data	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Allowance for loan and lease losses	$234,428	$245,612
Reserve for unfunded loan commitments	34,921	34,921
Total ACL	$269,349	$280,533

ACL to loans and leases HFI	1.10%	1.12%
ACL to nonaccrual loans and leases HFI	151.97%	176.30%
The following table presents the changes in our ACL on loans and leases HFI for the periods indicated:

	Three Months Ended		Nine Months Ended
Roll Forward of Allowance for Credit Losses	September 30,	June 30,	September 30,
on Loans and Leases Held for Investment	2026	2026	2026	2025
	(Dollars in thousands)
Balance, beginning of period	$276,240	$276,521	$280,533	$268,431
Provision for credit losses:
Addition to allowance for loan and lease losses	8,400	162,000	180,200	56,980
Addition to reserve for unfunded loan commitments	2,000	(2,000)	—	1,150
Total provision for credit losses	10,400	160,000	180,200	58,130
Loans and leases charged off:
Real estate mortgage	(13,145)	(77,833)	(96,352)	(24,324)
Real estate construction and land	—	(67,531)	(75,608)	(21,536)
Commercial	(5,254)	(15,104)	(22,095)	(21,227)
Consumer	(755)	(1,149)	(2,813)	(2,877)
Total loans and leases charged off	(19,154)	(161,617)	(196,868)	(69,964)
Recoveries on loans and leases charged off:
Real estate mortgage	1,088	90	1,980	2,212
Real estate construction and land	—	—	—	1,370
Commercial	722	921	2,950	10,224
Consumer	53	325	554	319
Total recoveries on loans and leases charged off	1,863	1,336	5,484	14,125
Net charge-offs	(17,291)	(160,281)	(191,384)	(55,839)
Balance, end of period	$269,349	$276,240	$269,349	$270,722

Annualized net charge-offs to average loans and leases	0.27%	2.54%	1.02%	0.31%

The following table presents charge-offs by loan portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
Allowance for Credit Losses Charge-offs	2026	2026	2026	2025
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$11,055	$2,542	$13,597	$17,411
SBA program	65	5	70	634
Hotel	—	6,404	11,504	—
Total commercial real estate mortgage	11,120	8,951	25,171	18,045
Multi-family	1,752	68,249	70,001	3,275
Residential mortgage	—	—	71	849
Investor-owned residential	14	619	647	1,698
Residential renovation	259	14	462	457
Total other residential real estate	273	633	1,180	3,004
Total real estate mortgage	13,145	77,833	96,352	24,324
Real Estate Construction and Land:
Commercial	—	—	8,077	21,536
Residential	—	67,531	67,531	—
Total real estate construction and land	—	67,531	75,608	21,536
Commercial:
Venture lending	—	14,400	14,400	5,257
Total venture capital	—	14,400	14,400	5,257
Secured business loans	4,041	—	5,467	4,265
Other lending	1,213	704	2,228	11,705
Total other commercial	5,254	704	7,695	15,970
Total commercial	5,254	15,104	22,095	21,227
Consumer	755	1,149	2,813	2,877
Total charge-offs	$19,154	$161,617	$196,868	$69,964

The following table presents recoveries by portfolio segment, class, and subclass for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
Allowance for Credit Losses Recoveries	2026	2026	2026	2025
	(In thousands)
Real Estate Mortgage:
Commercial real estate	$14	$14	$500	$1,843
SBA program	336	62	488	252
Total commercial real estate mortgage	350	76	988	2,095
Multi-family	692	—	692	—
Residential mortgage	8	7	176	22
Investor-owned residential	36	7	92	9
Residential renovation	2	—	32	86
Total other residential real estate	46	14	300	117
Total real estate mortgage	1,088	90	1,980	2,212
Real Estate Construction and Land:
Commercial	—	—	—	1,370
Total real estate construction and land	—	—	—	1,370
Commercial:
Premium finance	—	—	2	15
Other asset-based	50	100	708	1,488
Total asset-based	50	100	710	1,503
Venture lending	14	23	50	283
Total venture capital	14	23	50	283
Secured business loans	191	458	892	2,711
Other lending	467	340	1,298	5,727
Total other commercial	658	798	2,190	8,438
Total commercial	722	921	2,950	10,224
Consumer	53	325	554	319
Total recoveries	$1,863	$1,336	$5,484	$14,125

Credit Quality
Nonperforming Assets, Classified Loans and Leases, and Special Mention Loans and Leases
The following table presents information on our nonperforming assets, classified loans and leases, and special mention loans and leases as of the dates indicated:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Nonaccrual loans and leases HFI	$177,233	$159,168
Accruing loans contractually past due 90 days or more	—	—
Total nonperforming loans and leases	177,233	159,168
Foreclosed assets, net	21,460	17,115
Total nonperforming assets	$198,693	$176,283

Classified loans and leases HFI	$507,368	$800,330
Special mention loans and leases HFI	352,144	458,683
Criticized loans and leases HFI	$859,512	$1,259,013

Nonaccrual loans and leases HFI to loans and leases HFI	0.72%	0.64%
Nonperforming assets to loans and leases HFI and foreclosed assets, net	0.81%	0.70%
ACL to nonaccrual loans and leases HFI	151.97%	176.25%
Classified loans and leases HFI to loans and leases HFI	2.06%	3.20%
Special mention loans and leases HFI to loans and leases HFI	1.43%	1.83%
Nonaccrual Loans and Leases Held for Investment
The following table presents our nonaccrual loans and leases HFI and accruing loans and leases past due between 30 and 89 days by loan portfolio segment and class as of the dates indicated:

	September 30, 2026		December 31, 2025		Increase (Decrease)
		Accruing		Accruing		Accruing
		and 30-89		and 30-89		and 30-89
	Nonaccrual	Days Past Due	Nonaccrual	Days Past Due	Nonaccrual	Days Past Due
	(In thousands)
Real estate mortgage:
Commercial	$88,083	$—	$93,334	$1,124	$(5,251)	$(1,124)
Multi-family	6,755	—	3,358	32,887	3,397	(32,887)
Other residential	62,613	22,948	57,984	28,614	4,629	(5,666)
Total real estate mortgage	157,451	22,948	154,676	62,625	2,775	(39,677)
Real estate construction and land:
Residential	2,385	—	—	26,540	2,385	(26,540)
Total real estate construction and land	2,385	—	—	26,540	2,385	(26,540)
Commercial:
Asset-based	—	54	—	1,142	—	(1,088)
Venture capital	14,398	—	625	—	13,773	—
Other commercial	1,961	1,233	2,510	788	(549)	445
Total commercial	16,359	1,287	3,135	1,930	13,224	(643)
Consumer	1,038	2,212	1,357	1,933	(319)	279
Total HFI	$177,233	$26,447	$159,168	$93,028	$18,065	$(66,581)

Nonperforming loans and leases HFI increased by $18.1 million to $177.2 million at September 30, 2026 compared to $159.2 million at December 31, 2025, due mainly to additions of $515.5 million, offset partially by transfers to loans HFS of $303.0 million, charge-offs of $114.9 million, principal and other reductions of $64.2 million, and transfers to accrual status of $15.3 million. As of September 30, 2026, three of our largest loan relationships on nonaccrual status had an aggregate carrying value of $54.8 million and represented 31% of total nonaccrual loans and leases.
Loans and leases accruing and 30-89 days past due decreased by $66.6 million to $26.4 million as of September 30, 2026 compared to $93.0 million at December 31, 2025, due mainly to decreases of $32.9 million in multi-family real estate mortgage delinquent loans and $26.5 million in residential real estate construction and land delinquent loans.
Foreclosed Assets, Net
The following table presents foreclosed assets (primarily OREO), net of the valuation allowance, by property type as of the dates indicated:

Property Type	September 30, 2026	December 31, 2025
	(In thousands)
Commercial real estate	$2,231	$—
Single-family residential	19,209	17,095
Total OREO, net	21,440	17,095
Other foreclosed assets	20	20
Total foreclosed assets, net	$21,460	$17,115
Foreclosed assets increased by $4.3 million to $21.5 million at September 30, 2026 compared to $17.1 million at December 31, 2025, due mainly to transfers from loans of $7.6 million, offset partially by sales of $3.1 million and a provision for losses on OREO of $0.1 million.
Classified and Special Mention Loans and Leases Held for Investment
The following table presents the credit risk ratings of our loans and leases HFI as of the dates indicated:

Loan and Lease Credit Risk Ratings	September 30, 2026	December 31, 2025
	(In thousands)
Pass	$23,731,011	$23,773,666
Special mention	352,144	458,683
Classified	507,368	800,330
Total loans and leases HFI	$24,590,523	$25,032,679
Special mention and classified loans and leases were impacted by the transfer of $827.0 million of loans from HFI to HFS in the second quarter of 2026 as part of the Company's targeted loan sale process.

The following table presents the classified and special mention credit risk rating categories for loans and leases HFI by loan portfolio segment and class and the related net changes as of the dates indicated:

	September 30, 2026		December 31, 2025		Increase (Decrease)
		Special		Special		Special
	Classified	Mention	Classified	Mention	Classified	Mention
	(In thousands)
Real estate mortgage:
Commercial	$202,087	$101,960	$297,606	$126,998	$(95,519)	$(25,038)
Multi-family	148,748	83,573	166,385	216,286	(17,637)	(132,713)
Other residential	62,613	—	58,202	—	4,411	—
Total real estate mortgage	413,448	185,533	522,193	343,284	(108,745)	(157,751)
Real estate construction and land:
Commercial	—	—	52,828	—	(52,828)	—
Residential	2,385	48,565	2,982	10,714	(597)	37,851
Total real estate construction and land	2,385	48,565	55,810	10,714	(53,425)	37,851
Commercial:
Asset-based	5,155	7,227	36,732	7,180	(31,577)	47
Venture capital	75,950	85,196	171,847	64,577	(95,897)	20,619
Other commercial	9,392	22,008	12,143	27,689	(2,751)	(5,681)
Total commercial	90,497	114,431	220,722	99,446	(130,225)	14,985
Consumer	1,038	3,615	1,605	5,239	(567)	(1,624)
Total	$507,368	$352,144	$800,330	$458,683	$(292,962)	$(106,539)
Classified loans and leases decreased by $293.0 million to $507.4 million at September 30, 2026 compared to $800.3 million at December 31, 2025, primarily reflecting the transfer of certain loans to HFS in the second quarter of 2026 as part of the Company's targeted loan sale process. The decline was concentrated in venture capital loans, CRE mortgage loans, CRE construction and land loans, and asset-based loans, which decreased by $95.9 million, $95.5 million, $52.8 million, and $31.6 million, respectively.
Special mention loans and leases decreased by $106.5 million to $352.1 million at September 30, 2026 compared to $458.7 million at December 31, 2025, primarily reflecting the targeted loan sale transfer in the second quarter of 2026. The largest decreases occurred in multi-family real estate mortgage loans, which declined by $132.7 million.

Deposits
The following table presents the composition of our deposits portfolio by account type as of the dates indicated:

	September 30, 2026		December 31, 2025
Deposit Type	Balance	% of Total	Balance	% of Total	Increase (Decrease)
	(Dollars in thousands)
Noninterest-bearing checking	$7,690,767	27%	$7,822,787	28%	$(132,020)
Interest-bearing:
Checking	9,024,086	32%	8,509,587	30%	514,499
Money market	5,718,773	20%	4,917,857	18%	800,916
Savings	1,862,512	7%	1,905,863	7%	(43,351)
Time:
Non-brokered	2,006,617	7%	2,254,293	8%	(247,676)
Brokered	1,957,554	7%	2,432,970	9%	(475,416)
Total time deposits	3,964,171	14%	4,687,263	17%	(723,092)
Total interest-bearing	20,569,542	73%	20,020,570	72%	548,972
Total deposits	$28,260,309	100%	$27,843,357	100%	$416,952
Total deposits increased by $417.0 million to $28.3 billion at September 30, 2026 compared to $27.8 billion at December 31, 2025. The increase in total deposits was due primarily to higher balances in money market accounts of $800.9 million and higher checking accounts of $514.5 million, offset partially by lower brokered and non-brokered time deposits of $723.1 million, lower noninterest-bearing checking accounts of $132.0 million, and lower savings accounts of $43.4 million. At September 30, 2026, noninterest-bearing deposits totaled $7.7 billion, or 27%, of total deposits, and interest-bearing deposits totaled $20.6 billion, or 73%, of total deposits, compared to noninterest-bearing deposits of $7.8 billion, or 28% of total deposits, and interest-bearing deposits of $20.0 billion, or 72% of total deposits, at December 31, 2025.
The following table presents time deposits based on the $250,000 FDIC insured limit as of the dates indicated:

	September 30, 2026		December 31, 2025
		% of Total		% of Total
Time Deposits	Balance	Deposits	Balance	Deposits
	(Dollars in thousands)
Time deposits $250,000 and under	$3,078,694	11%	$3,669,523	13%
Time deposits over $250,000	885,477	3%	1,017,740	4%
Total time deposits	$3,964,171	14%	$4,687,263	17%
As of September 30, 2026, FDIC-insured deposits represented approximately 72% of total deposits, up from 71% as of December 31, 2025.

The following table summarizes the maturities of time deposits as of the date indicated:

	Time Deposits
September 30, 2026	$250,000 and Under	Over $250,000	Total
	(In thousands)
Maturities:
Due in three months or less	$1,483,081	$295,421	$1,778,502
Due in over three months through six months	838,402	254,498	1,092,900
Due in over six months through 12 months	677,190	270,917	948,107
Total due within 12 months	2,998,673	820,836	3,819,509
Due in over 12 months through 24 months	75,057	60,756	135,813
Due in over 24 months	4,964	3,885	8,849
Total due over 12 months	80,021	64,641	144,662
Total	$3,078,694	$885,477	$3,964,171
Client Investment Funds
In addition to deposit products, we also offer alternative, non-depository corporate treasury solutions for clients to invest excess liquidity. These off-balance sheet client funds totaled $1.0 billion at September 30, 2026 and $1.2 billion at December 31, 2025.
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	September 30, 2026		December 31, 2025
		Weighted Average		Weighted Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
FHLB secured advances	$2,300,000	4.21%	$1,710,185	3.90%
Other short-term borrowings	—	—%	240,000	3.69%
Credit-linked notes	108,626	14.47%	113,634	14.63%
Total borrowings, net	$2,408,626	4.67%	$2,063,819	4.47%

Borrowings increased by $344.8 million to $2.4 billion at September 30, 2026 compared to $2.1 billion at December 31, 2025, due to higher FHLB secured advances. We utilized these borrowings to manage liquidity needs, including, but not limited to, funding asset growth, accommodating liability maturities and deposit withdrawals, and supporting business operations.
Subordinated Debt
Subordinated debt decreased to $575.0 million at September 30, 2026 compared to $952.7 million at December 31, 2025, driven primarily by the redemption of the $385 million subordinated debt in the second quarter of 2026. At September 30, 2026, $131.0 million of subordinated debt was included in the Company's Tier 1 capital and $413.8 million was included in Tier 2 capital.

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations.
Regulatory capital requirements limit the amount of DTAs that may be included when determining the amount of regulatory capital. DTA amounts in excess of the calculated limit are disallowed from regulatory capital. At September 30, 2026, such disallowed amounts were $293.9 million for the Company and $264.3 million for the Bank. No assurance can be given that the regulatory capital DTA limitation will not increase in the future or that the Company and the Bank will not have increased DTAs that are disallowed.
Basel III currently requires all banking organizations to maintain a 2.50% capital conservation buffer above the minimum risk-based capital requirements to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively comprised of CET1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. Effective January 1, 2019, the CET1, Tier 1, and Total capital ratio minimums inclusive of the capital conservation buffer were 7.00%, 8.50%, and 10.50%. At September 30, 2026, the Company and the Bank were in compliance with the capital conservation buffer requirements.
The following tables present a comparison of our actual capital ratios to the minimum required ratios and well capitalized ratios as of the dates indicated:

			Minimum Required
			For Capital Adequacy	For Capital Conservation	For Well Capitalized
	September 30, 2026	December 31, 2025	Purposes	Buffer	Classification
Banc of California, Inc.:
Tier 1 leverage capital ratio	9.14%	9.99%	4.00%	N/A	N/A
CET1 capital ratio	9.70%	10.01%	4.50%	7.00%	N/A
Tier 1 capital ratio	12.10%	12.34%	6.00%	8.50%	6.00%
Total capital ratio	14.71%	16.31%	8.00%	10.50%	10.00%

Banc of California:
Tier 1 leverage capital ratio	9.77%	10.65%	4.00%	N/A	5.00%
CET1 capital ratio	12.94%	13.15%	4.50%	7.00%	6.50%
Tier 1 capital ratio	12.94%	13.15%	6.00%	8.50%	8.00%
Total capital ratio	13.97%	15.61%	8.00%	10.50%	10.00%
The Company's consolidated risk-based capital ratios and Tier 1 leverage ratio decreased during the nine months ended September 30, 2026 due mainly to the effect of the strategic balance sheet actions taken during the second quarter of 2026.
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
As a member of the FHLB, the Bank had secured borrowing capacity with the FHLB of $6.8 billion at September 30, 2026, offset partially by $658.5 million pledged for letters of credit and a balance outstanding of $2.3 billion as of that date. The FHLB secured credit line was collateralized by a blanket lien on $9.8 billion of certain qualifying loans. The Bank also had secured borrowing capacity with the FRBSF under the Discount Window program totaling $4.9 billion at September 30, 2026, all of which was unused and available. The FRBSF Discount Window secured credit line was collateralized by liens on $6.1 billion of qualifying loans and $290.4 million of pledged securities.
In addition to its secured lines of credit with the FHLB and FRBSF, the Bank also had credit limits of $190.0 million in the aggregate with several commercial banks, as well as borrowing arrangements with unaffiliated financial institutions that provide for the purchase of overnight funds or other short-term borrowings. The availability of these unsecured borrowings fluctuates regularly and is subject to the discretion of the counterparties. As of September 30, 2026, the Bank had no balance outstanding under these arrangements. Additionally, the holding company has a $100.0 million unsecured revolving line of credit. As of September 30, 2026, there was no balance outstanding.

The following tables provide a summary of the Company's primary and secondary liquidity levels at the dates indicated:

Primary Liquidity - On-Balance Sheet	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Cash and due from banks	$293,680	$181,103
Interest-earning deposits in financial institutions	1,875,027	2,126,862
Total cash, cash equivalents, and restricted cash	2,168,707	2,307,965
Less: Restricted cash	(175,293)	(170,229)
Add: Securities AFS, at fair value	5,065,839	2,454,058
Less: Pledged securities AFS, at fair value	(943,055)	(3,463)
Less: Haircut on securities AFS	(210,503)	(183,265)

Total primary liquidity	$5,905,695	$4,405,066

Ratio of primary liquidity to total assets	16.9%	12.7%

Secondary Liquidity - Off-Balance Sheet
Available Secured Borrowing Capacity	September 30, 2026	December 31, 2025
	(In thousands)
Total secured borrowing capacity with the FHLB	$6,773,723	$6,949,898
Less: Letters of credit	(658,492)	(514,091)
Less: Secured advances outstanding	(2,300,000)	(1,710,185)
Available secured borrowing capacity with the FHLB	3,815,231	4,725,622
Available secured borrowing capacity with the FRBSF	4,870,871	5,044,040
Total secondary liquidity	$8,686,102	$9,769,662
The Company's primary liquidity increased by $1.5 billion to $5.9 billion at September 30, 2026 compared to $4.4 billion at December 31, 2025, due mainly to an increase of $2.6 billion in AFS securities, offset partially by a decrease of $139.3 million in total cash and cash equivalents. Prior to the strategic balance sheet actions that occurred in the second quarter of 2026, we also included certain unencumbered HTM securities in our internal liquidity stress test buffer which are not included in our primary liquidity. The Company's secondary liquidity decreased by $1.1 billion to $8.7 billion at September 30, 2026 compared to $9.8 billion at December 31, 2025, due to a decrease in the available secured borrowing capacity with the FRB of $173.2 million and a decrease in available borrowing capacity at the FHLB of $910.4 million. At September 30, 2026, total available liquidity was $14.6 billion, which exceeded uninsured and uncollateralized deposits of $7.3 billion.
Obtaining new customer deposits or having existing customers increase their deposit balances with us, are primary sources of funding for our operations and is one of the highest priorities of the Company. See "Balance Sheet Analysis - Deposits" for additional information and detail of our deposits. Additionally, we fund our operations with cash flows from our loan and securities portfolios.
Our deposit balances may decrease if customers withdraw funds from the Bank. In order to address the Bank’s liquidity risk from fluctuating deposit balances, the Bank maintains adequate levels of available liquidity on and off the balance sheet.
We use brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulations, for liquidity management purposes. At September 30, 2026, brokered deposits totaled $2.4 billion, consisting of $2.0 billion of brokered time deposits and $485.2 million of non-maturity brokered accounts. At December 31, 2025, brokered deposits totaled $2.9 billion, consisting of $2.4 billion of brokered time deposits and $480.0 million of non-maturity brokered accounts.
Our Liquidity Management Policy establishes guidelines aligned with the Company's Risk Appetite Framework and includes a range of liquidity and funding concentration metrics designed to monitor balance sheet strength, funding stability, and available liquidity resources. These measures incorporate assessments of on-balance sheet liquidity, contingent funding capacity, and the composition of funding sources. As of September 30, 2026, the Bank maintained liquidity resources designed to support its ongoing funding needs and balance sheet objectives.

Holding Company Liquidity
Banc of California, Inc. acts as a source of financial strength for the Bank which can also include being a source of liquidity. The primary sources of liquidity for the holding company include dividends from the Bank, intercompany tax payments from the Bank, and Banc of California, Inc.'s ability to raise capital, issue subordinated and senior debt, and secure outside borrowings. Banc of California, Inc.'s ability to obtain funds for the payment of dividends to our stockholders, the repurchase of shares of common stock and preferred stock, and other cash requirements is largely dependent upon the Bank’s earnings. The Bank is subject to restrictions under certain federal and state laws and regulations that limit its ability to transfer funds to the holding company through intercompany loans, advances, or cash dividends. Banc of California, Inc.'s ability to pay dividends is also subject to the restrictions set forth by the FRB, and by certain covenants contained in our subordinated debt. See "Regulatory Matters - Dividends on Preferred Stock" for information regarding the payment of dividends on the Series F preferred stock.
On December 23, 2024, Banc of California, Inc. entered into an unsecured revolving line of credit agreement as a borrower for $50.0 million. On March 17, 2025, the Company executed an amendment to the credit agreement that increased the Company's unsecured revolving line of credit to $100.0 million. As of September 30, 2026 and December 31, 2025, there was no balance outstanding.
On March 23, 2026, we announced the extension of the Company’s existing $300 million stock repurchase program, which had been scheduled to expire in March 2026, through March 16, 2027. During the first quarter of 2026, the Company repurchased a total of approximately 1.7 million shares of common and common equivalent stock for $31.9 million, at a weighted-average price of $18.68 per share. There were no additional repurchases during the second or third quarters of 2026. As of September 30, 2026, the Company had $82.6 million remaining under the stock repurchase authorization. For further information on the stock repurchase program, see "Note 14. Stockholders' Equity", in Item 1 of this Form 10-Q.
At September 30, 2026, Banc of California, Inc. had $164.4 million in cash and cash equivalents, of which a substantial amount was on deposit at the Bank. We believe this amount of cash, along with anticipated future dividends from the Bank, will be sufficient to fund the holding company’s cash flow needs over the next 12 months.
Commitments and Contingencies
Our obligations also include off-balance sheet arrangements consisting of loan commitments, of which only a portion is expected to be funded, and standby letters of credit. At September 30, 2026, our loan commitments and standby letters of credit were $5.6 billion and $259.8 million. The loan commitments, a portion of which will eventually result in funded loans, increase our profitability through NII when drawn and unused commitment fees prior to being drawn. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "Liquidity - Liquidity Management," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see "Note 10. Commitments and Contingencies", in Item 1 of this Form 10-Q.

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
Market Risk - Foreign Currency Exposure
We enter into foreign exchange contracts with our clients and counterparty banks primarily for the purpose of offsetting or hedging clients' foreign currency exposures arising out of commercial transactions, and we enter into cross currency swaps and foreign exchange forward contracts to hedge exposures to loans and debt instruments denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net earnings as a result of transaction gains or losses related to revaluing certain asset and liability balances that are denominated in currencies other than the U.S. Dollar and the derivatives that hedge those exposures. As of September 30, 2026, the U.S. Dollar notional amounts of loans receivable and subordinated debt payable denominated in foreign currencies were $72.9 million and $29.2 million, and the U.S. Dollar notional amounts of derivatives outstanding to hedge these foreign currency exposures were $74.1 million and $29.9 million. We recognized a foreign currency translation net gain of $1.9 million for the nine months ended September 30, 2026 and a foreign currency translation net gain of $18 thousand for the nine months ended September 30, 2025.
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
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the ALCOs may decide to increase our IRR position within the asset/liability tolerance set forth by our Board of Directors. As part of their procedures, the ALCOs regularly review IRR by forecasting the impact of alternative interest rate environments on NII and our EVE.
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
IRR exposure is measured using several tools, including a simulation model that performs interest rate sensitivity under multiple scenarios. The model reflects the actual maturities and re-pricing characteristics of interest rate-sensitive assets and liabilities and includes instantaneous parallel interest rate shocks. Results are evaluated using two metrics: NII at Risk and EVE. NII at Risk estimates the impact of rate changes on NII using assumptions for assets, liabilities, and derivatives.
The NII simulation estimates changes in NII over the next twelve months from immediate and sustained rate changes as of September 30, 2026. The analysis assumes a static balance sheet with no growth or product mix changes. This model is a risk management tool and does not necessarily predict future NII.
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
At both September 30, 2026 and December 31, 2025, our IRR profile remained close to "neutral." This position reflects our balanced composition of repricing assets and beta-adjusted repricing deposits and other interest-bearing liabilities over the course of the next twelve months. Given the uncertainty of the magnitude, timing, and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary materially from those predicted by our model.
The following table presents the projected change in the Company’s EVE at September 30, 2026 and NII over the next twelve months, which would occur upon an immediate change in interest rates, but without giving effect to any steps that management might take to counteract that change:

	Change in Interest Rates in Basis Points (bps) (1)
	Economic Value of Equity			Net Interest Income
		Amount	Percentage		Amount	Percentage
September 30, 2026	Amount	Change	Change	Amount	Change	Change
	(Dollars in millions)
+200 bps	$4,868	$(529)	(9.8)%	$1,135	$1	0.1%
+100 bps	$5,210	$(186)	(3.5)%	$1,137	$4	0.3%
0 bps	$5,396			$1,134
-100 bps	$5,515	$118	2.2%	$1,129	$(4)	(0.4)%
-200 bps	$5,510	$114	2.1%	$1,128	$(6)	(0.5)%
____________________
(1)Assumes an instantaneous uniform change in interest rates at all maturities and no rate shock has a rate lower than zero percent.
Earnings-at-Risk
In addition to IRR associated with NII, certain noninterest expense items are also sensitive to changes in market interest rates. One such item is the cost of ECRs provided on certain deposit accounts, primarily those associated with our Homeowners Association business. ECRs comprise most of our customer related expense and fluctuate in response to changes in short-term rates and can therefore influence the Company's overall earnings sensitivity profile. We expect that a declining interest rate environment would reduce ECR costs and thereby reduce noninterest expense, conversely, when interest rates rise, ECR costs would also rise, thereby increasing noninterest expense. The Company's Earnings-at-Risk modeling incorporates the impact of these rate-sensitive noninterest expenses, in addition to interest income and expense, to assess the effect of interest rate movements on projected earnings over a twelve-month horizon.
As of September 30, 2026, client deposits eligible for ECRs totaled approximately $3.8 billion. Taking into account the rate sensitivity of ECRs, which are primarily attributable to such deposits, the Company's overall earnings profile would be considered neutral. ECRs generally reprice on a one-quarter lag following changes in short-term interest rates.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2026 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding repurchases of shares of our common stock during the three months ended September 30, 2026:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number of	Average Price Paid	Part of Publicly	May Yet Be Purchased
Purchase Dates	Shares Purchased (1)	Per Share	Announced Program(2)	Under the Program (2)
	(Dollars in thousands, except per share amounts)
July 1 - July 31, 2026	—	$—	—	$82,559
August 1 - August 31, 2026	13,271	$19.12	—	$82,559
September 1 - September 30, 2026	—	$—	—	$82,559
Total	13,271	$19.12	—
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Company’s securities.
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) the Consolidated Balance Sheets as of September 30, 2026, and December 31, 2025, (ii) the Consolidated Statements of Earnings for the three months ended September 30, 2026, June 30, 2026, and September 30, 2025, and nine months ended September 30, 2026 and 2025, (iii) the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2026, June 30, 2026 and September 30, 2025, and nine months ended September 30, 2026 and 2025, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2026 and 2025, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (vi) the Notes to Consolidated Financial Statements. (Filed herewith).

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

BANC OF CALIFORNIA, INC.

Date:	November 6, 2026	/s/ Jared M. Wolff
Jared M. Wolff
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 6, 2026	/s/ Joseph Kauder
Joseph Kauder
Executive Vice President, and Chief Financial Officer
(Principal Financial Officer)

Date:	November 6, 2026	/s/ Karen Hon
Karen Hon
Executive Vice President, Deputy Chief Financial Officer
and Chief Accounting Officer
(Principal Accounting Officer)